Form 10-Q
period 2014-04-30
Diamond Technology Enterprises Inc.
filed 2014-06-23
CIK 1590743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

or

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-192135

DIAMOND TECHNOLOGY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2076629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 West 47th Street, #1301

New York, New York 10036

(Address of principal executive offices) (zip code)

(212) 382-2104

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes x  No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x.

As of June 16, 2014, there were 67,575,000 shares of registrant’s common stock outstanding.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of April 30, 2014 (unaudited) and July 31, 2013	3

		Condensed statements of operations for the three and nine months ended April 30, 2014; and for the three months ended April 30, 2013 and the period from January 14, 2013 (date of inception) through April 30, 2013 (unaudited)	4

		Condensed statements of cash flows for the nine months ended April 30, 2014 and for the period from January 14, 2013 (date of inception) through April 30, 2013 (unaudited)	5

		Notes to condensed financial statements (unaudited)	6-10

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

	ITEM 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	17
	ITEM 1A.	Risk Factors	17
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
	ITEM 3.	Defaults Upon Senior Securities	17
	ITEM 4.	Mine Safety Disclosures	17
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18

	SIGNATURES		19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	April 30,	July 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$ 20,725	$ 10,586
Prepaid supplies and expenses	136,015	-
Total current assets	156,740	10,586

Property and equipment, net	1,496,133	1,449,335

Deposits	23,262	-

Total assets	$ 1,676,135	$ 1,459,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses, $2,386 and $-0- related party	$ 85,129	$ 3,600
Stock based payable	158,356	-
Advances, related party	5,313	-
Total current liabilities	248,798	3,600

Long term liabilities
Deferred rent	5,625	-
Long term debt	83,936	-
Long term debt, related party	221,765	-
Total long term liabilities	311,326	-

Total liabilities	560,124	3,600

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, 1,000,000 shares designated, 1,000,000 and -0- shares issued and outstanding as of April 30, 2014 and July 31, 2013, respectively	100	-
Series A Convertible Preferred stock to be issued	-	100
Common stock, $0.0001 par value; 240,000,000 shares authorized, 67,575,000 and -0- shares issued and outstanding as of April 30, 2014 and July 31, 2013, respectively	6,758	-
Common stock to be issued	-	768,050
Common stock subscription	500	800
Additional paid in capital	1,578,711	745,559
Accumulated deficit	(470,058)	(58,188)
Total stockholders' equity	1,116,011	1,456,321

Total liabilities and stockholders' equity	$ 1,676,135	$ 1,459,921

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

				From January 14, 2013
			Nine Months	(date of inception)
	Three months ended April 30,		Ending	Through
	2014	2013	April 30, 2014	April 30, 2013
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 151,122	$ 46,265	$ 407,834	$ 46,265
Depreciation	1,112	-	1,112	-

Total operating expenses	152,234	46,265	408,946	46,265

Loss from Operations	(152,234)	(46,265)	(408,946)	(46,265)

Other expenses:
Interest expense	(2,250)	-	(2,924)	-

Loss before income taxes	(154,484)	(46,265)	(411,870)	(46,265)

Income taxes (benefit)	-	-	-	-

Net loss	$ (154,484)	$ (46,265)	$ (411,870)	$ (46,265)

Loss per common share, basic and diluted
	$ (0.00)	$ -	$ (0.01)	$ -
Weighted average number of common shares outstanding, basic and diluted	67,575,000	-	42,775,326	-

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		From January 14, 2013
	Nine Months	(date of inception)
	Ending	Through
	April 30, 2014	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (411,870)	$ (46,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,112	-
Preferred and common stock issued to founders	360	-
Common stock to be issued for services	66,100	-
Operating expenses incurred by related party on behalf of Company	-	30,249
Changes in operating assets and liabilities:
Prepaid expenses and supplies	(60,000)	-
Accounts payable and accrued expenses	81,529	-
Stock based payable	158,356	-
Deferred rent	5,625	-
Net cash used in operating activities	(158,788)	(16,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of long term deposit	(23,262)	-
Purchase of property and equipment	(47,910)	-
Net cash used in investing activities	(71,172)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,100	600
Proceeds from related party advances	5,313	-
Proceeds from related party notes payable	145,750	-
Proceeds from notes payable	83,936	-
Contribution by founder	-	25,975
Net cash provided by financing activities	240,099	26,575

Net increase in cash	10,139	10,559
Cash, beginning of period	10,586	-

Cash, end of period	$ 20,725	$ 10,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Common stock to be issued to acquire property and equipment	$ -	$ 760,000
Note payable, related party issued to acquire prepaid supplies and expenses	$ 136,015	$ -
Equipment contributed by founders	$ -	$ 688,833

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2014

(unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

General

The following (a) balance sheets as of April 30, 2014 (unaudited) and July 31, 2013, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations, stockholders’ equity and cash flows of Diamond Technology Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2014 are not necessarily indicative of results that may be expected for the year ending July 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended July 31, 2013 included in the Company’s Registration Statement Under Securities Act of 1933 on Form S-1/A, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2014.

Basis of presentation

The Company was incorporated on January 14, 2013 under the laws of the State of Delaware. The Company is headquartered in New York and was organized for the purpose of producing higher quality diamonds via the use of proprietary high pressure high temperature (HPHT) heat pressure processes.

As the Company is devoting substantially all of its efforts to establishing a new business, and planned principal operations have not yet commenced. There has been no revenue generated from sales, license fees or royalties.

The Company's primary efforts are devoted to establishing operations and developing customer relationships. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company will require additional financing to fund future operations. The Company intends to raise additional capital to complete the development and commercialization of its current product through equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2014

(unaudited)

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Cash and Cash Equivalents

 The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Research and Development Cost

The Company accounts for research and development cost in accordance with the Accounting Standard Codification subtopic 730-10, Research and Development (“ASC730-10”).Under ASC 730-10, all research and development costs must be charged to expenses as incurred. Accordingly, internal research and development costs are expensed as incurred. Third party research and development cost are expenses when constructed work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur research and development expenses for the period from January 14, 2013 (date of inception) through April 30, 2014.

Prepaid supplies and expenses

Prepaid supplies and expenses are comprised of startup and other production materials to be utilized in the production process.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred. Maintenance and repairs are expensed as incurred.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry-forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of April 30, 2014 and July 31, 2013, the Company has not recorded any unrecognized tax benefits.

Stock Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of April 30, 2014, shares issuable upon conversion of preferred stock were excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive.  As of April 30, 2013, the Company had no common stock equivalent shares outstanding.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation during the quarter ended April 30, 2014. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

NOTE 2- PROPERTY AND EQUIPMENT

Property, plant and equipment at April 30, 2014 and July 31, 2013 are as follows:

	April 30, 2014	July 31, 2013
Machinery and equipment	$1,449,335	$1,449,335
Office furniture	8,670	-
Office equipment	28,444	-
Computers	2,023	-
Leasehold improvements	8,773	-
	1,497,245	1,449,335
Less: accumulated depreciation	(1,112)	-
	$1,496,133	$8,662,057

Machinery and equipment is comprised of machines manufactured in Russia, that will enhance an unclear diamond to higher grade clearer diamond utilizing high pressure and heat applied to alter the natural process of creating a diamond with less imperfections.  Two machines were acquired in two separate transactions.  The first machine was contributed to the company at the donor’s acquisition cost of $688,833 and credited to equity as contributed capital.   The second machine was acquired for 760,000 shares of the Company’s common stock and recorded at fair value of $760,000. As of April 30, 2014, no acquired machinery and equipment has been placed in service.

During the three and nine months ended April 30, 2014, depreciation expense charged to operations was $1,112.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of April 30, 2014 accounts payable and accrued liabilities for the period ending are comprised primarily of accrued professional fees.

NOTE 4 – NOTES PAYABLE, RELATED PARTY

From October 25, 2013 through April 30, 2014, the Company issued an aggregate of $221,765 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.  The Company accrued and recorded as current period expenses $1,713 and $2,386 as related party interest for the three and nine months ended April 30, 2014, respectively.

NOTE 5 – NOTES PAYABLE

From February 12, 2014 through March 24, 2014, the Company issued an aggregate of $83,936 unsecured notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of April 30, 2014 and July 31, 2013, advances from related party was $5,313 and $-0-, respectively.

NOTE 7- STOCKHOLDERS EQUITY

During the nine months ended April 30, 2014, the Company received $5,100 as common stock subscription for 51,000 shares of common stock.

In November 2013, the Company issued an aggregate of 64,100,000 shares of its common stock as founder shares.

In November 2013, the Company issued 760,000 shares of its common stock to acquire equipment from a related party.

In November 2013, the Company issued an aggregate of 2,661,000 shares of its common stock for services rendered valued at $68,100.

In November 2013, the Company issued an aggregate of 54,000 shares of its common stock for subscriptions received.

In October 2013, the Company issued an aggregate of 1,000,000 shares of its Series A Convertible preferred stock as founder shares.

NOTE 8- COMMITMENTS

Operating leases

On February 19, 2014, the Company entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year. The Company has posted a security deposit of approximately $23,300 for the benefit of the landlord.

Future minimum lease payments under the operating lease are as follows:

Year Ending July 31,
2014	$10,644
2015	64,664
2016	66,602
2017	68,600
2018	70,658
2019	41,930
$323,098

Rent expense charged to operations, which differs from rent paid due to the rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the three and nine months ended April 30, 2014, rent expense was $10,947 and as of April 30, 2014 deferred rent payable was $5,625.

NOTE 9- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, June 23, 2014, the date the unaudited condensed financial statements are available to be issued. As of June 23, 2014 there are no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

The Company was organized under the laws of the state of Delaware on January 14, 2013. We formed our Company for the purpose of producing higher quality diamonds from any virtually brown VS+ diamonds and reselling them in the open market.  The Company presently owns two (2) high pressure, high temperature (HPHT) Machines (“Machines”).

The Company’s founding principals have been involved in the wholesale diamond industry for more than 30 years in New York City and have extensive experience in the field.  The Machines are being imported from Russia where they were developed prior to the fall of the Soviet Union for Super Hard and Novel Carbon Materials.  The Company has revamped and modified the Machines, replacing old parts and upgrading the several components that are proprietary to our Company.  The Machines utilize the HPHT process that takes any raw, brown diamond, and transforms them into a brilliant, multicolored range of diamonds (white, yellow, pink, green, red, blue and orange) in a process that takes under forty-two seconds per diamond.

While other processes exist that convert Type IIa brown diamonds into natural “HPHT” diamonds, the Company’s Machines are capable of doing so utilizing any brown VS+ diamonds in 42 seconds, many times faster than any known competitor. These competitors are further limited by using only Type IIa brown diamonds in their process.  Those diamonds represent a limited supply, generally only 1% of brown stones are Type IIa. The Company believes that the ability to utilize any brown stone and an edge in production time, will allow it to produce more than its competitors, at a substantially reduced cost.

The Company is a start-up enterprise that has a multi-tiered business plan, projected to permit the Company to commence limited operations with the two (2) Machines already owned and to expand the operations by acquiring the fifty (50) additional Machines that are available to purchase as finances allow.  Our first machine has been delivered to and is presently being assembled and installed at 250 Port Street, Newark, New Jersey.  Management believes this location to be ideal because it offers the security it believes is required and the Company will be able to utilize up to 10,000 square feet as the need arises.  This location further meets the weight bearing requirements of the machines, thus allowing for the installation of all fifty-two machines that will weigh in excess of 312 tons once fully acquired and installed.

Management of the Company anticipates the first machine will be fully operational during the third quarter of calendar year 2014. The Company is awaiting receipt of specially ordered machine parts and expects this machine to be fully assembled and in production in the Third Quarter of calendar year 2014.  The estimated cost of parts and labor to accomplish this is approximately $150,000.  DTE anticipates that Machine Two will be shipped to its production facility and be in production by Fourth Quarter of calendar year 2014 and that shipping, installation and labor to get it operational will be approximately $150,000.

 Once the first machine is fully operational, management intends to operate it daily, in two shifts; each shift requiring one engineer, one handler and one maintenance worker.  Management does not anticipate difficulty in finding and recruiting qualified personal.

Once the Company has finished the installation process, the training of personnel, and the start of operations of the machines, management intends to begin its sales, marketing and advertising programs. The Company’s senior executives believe they have developed strong, industry specific relationships over their prior years of experience and intend to utilize those relationships to begin the Company product sales.

After the diamonds are processed by the HPHT machines, they will be sold through auction, international jewelry fairs, over the Internet and through the use of wholesale and retail jewelry store outlets and channels.  Throughout the Third Quarter of 2014 and through scaling up to 12 machines, the Company anticipates minimum marketing and advertising efforts will be needed.  As production increases our marketing and advertising efforts will begin to scale as well.    Initially, the Company believes that the client base developed by the Company’s founders will be sufficient sales conduit for the Company’s sales requirements.  We do anticipate that Company representatives will attend international jewelry fairs to market and advertise the Company and its products in anticipation of having a full complement of 52 machines in production.

The Company’s long-term business plan is to acquire the remaining fifty (50) Machines over time and operate the new, secured facility where the additional Machines will operate under 24-hour security.  Because of the proprietary trade secrets in upgrading these Machines it is the Company`s intention to own and operate them exclusively and to not offer them for sale to competitors.

Our principal executive offices are currently located at 37 West 47th Street, Suite1301, NY, NY, 10036 and our telephone number is (212) 382 2104.

Current Operating Trends

Our business plan was designed to create a viable, sustainable business. Our operations to date have been devoted primarily to acquiring the Machines, upgrading and testing the Machines, arranging for transportation to the United States and locating a secure US facility in which to operate.  The first of these Machines has arrived in the United States and is located at 250 Port Street, Newark, New Jersey 07114. The second machine presently remains in Russia and is being used by the Company for continued experimentation and modifications. On July 31, 2013, we secured an initial lease originally for 100 and now increased to 3000 square feet of commercial space located at 250 Port Street, Newark, New Jersey 07114 in order to install and house the first machine.  The lease is on a month to month basis and the current monthly rent obligation is $2000, inclusive of all utilities. On April 30, 2014, we secured an initial office  lease for our administrative offices for five years with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year.

In order to generate revenues, we must successfully address the following areas:

1.

The Machines must be delivered and installed in their US location which has been identified and for which lease negotiations have commenced;

2.

The Company must obtain the necessary personnel to operate the Machines;

3.

The Company must locate and secure suitable raw diamonds for processing;

4.

The Machines must operate in such a manner as to effectively and quickly transform brown diamonds into quality diamonds that have the projected market value;

5.

The Company must implement a marketing and advertising plan to promote and sell the finished diamonds Throughout the Third Quarter of 2014, the Company anticipates minimum marketing and advertising efforts will be needed.  As the Company adds manufacturing and production increases, our marketing and advertising efforts will begin to scale as well; and

6.

It is critical as the Company increases the number of machines on-line, that we develop and maintain strong client relationships by marketing and advertising our diamonds and then delivering them on a consistent basis.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress and timing of our business development plans and the timing and outcome financing. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended April 30, 2014 and 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2014 were $151,122, an increase of $104,857, or 227%, from $46,265 incurred in the three months ended April 30, 2013. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the three months ended April 30, 2014 was $1,112, an increase of $1,112 from $-0- incurred in the three months ended April 30, 2013. During the current period, we acquired equipment and furniture as compared to none in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the three months ended April 30, 2014 totaled $2,250, as compared to $-0- during the three months ended April 30, 2013.  Interest expense is related to our notes payable issued in the current year.

Net Loss. As a result of the foregoing, the net loss for the three months ended April 30, 2014 was $154,484, compared to a net loss of $46,265 for the three months ended April 30, 2013, an increase of $108,219, or 234%.

Nine Months Ended April 30, 2014 Compared to the Period from January 14, 2013 (date of inception) through  April 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine month period ended April 30, 2014 or for the period from January 14, 2013 (date of inception) through April 30, 2013.

General and Administrative Expenses. General and administrative expenses for the nine months ended April 30, 2014 were $407,834, an increase of $361,569, or 782%, from $46,265 incurred in the period from January 14, 2013 (date of inception) through April 30, 2013. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the nine months ended April 30, 2014 were $1,112, an increase of $1,112 from $-0- incurred in the period from January 14, 2013 (date of inception) through April 30, 2013. During the current period, we acquired equipment and furniture as compared to none in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the nine months ended April 30, 2014 totaled $2,924, as compared to $-0- during the period from January 14, 2013 (date of inception) through April 30, 2013.  Interest expense is related to our notes payable issued in the current year.

Net Loss. As a result of the foregoing, the net loss for the nine months ended April 30, 2014 was $411,870, compared to a net loss of $46,265 for the period from January 14, 2013 (date of inception) through April 30, 2013, an increase of $365,605, or 790%.

Liquidity and Capital Resources

As of April 30, 2014, we had a working capital deficit of $92,058, comprised primarily of cash of $20,725 and prepaid expenses of $136,015, which was offset by $85,129 of accounts payable, $158,356 of stock based payables and $5,313 of advances from related parties.

For the nine months ended April 30, 2014, we used $158,788 of cash in operating activities as compared to $16,016 for the period from January 14, 2013 (date of inception) through April 30, 2013. The increase is due to our administrative and other operating cost increases as compared to prior period.

For the nine months ended April 30, 2014, proceeds from financing activities were from the sale of our common stock of $5,100, from related party advances of $5,313, issuance of promissory notes of $83,936, and from the issuance of promissory notes to related parties for $145,750. In the comparable 2013 period, $600 was raised through the sale of shares of common stock and $25,975 contribution by founder. At April 30, 2014, we had cash of $20,725 compared to $10,586 at July 31, 2013. Our cash is held in bank deposit accounts

Cash used in investing activities for the nine months ended April 30, 2014 was $71,172 reflecting purchase of equipment of $47,910 and $23,262 paid on long term lease deposit as compared to nil for the period from January 14, 2013 (date of inception) through April 30, 2013.

Transactions with Related Parties

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of April 30, 2014 and July 31, 2013, advances from related party was $5,313 and $-0-, respectively.

From October 25, 2013 through April 30, 2014, the Company issued an aggregate of $221,765 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.  The Company accrued and recorded as current period expenses $1,713 and $2,386 as related party interest for the three and nine months ended April 30, 2014, respectively.

Lease Commitments

On February 19, 2014, we entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year. The Company has posted a security deposit of approximately $23,300 for the benefit of the landlord.

Future minimum lease payments under the operating lease are as follows:

Year Ending July 31,
2014	$10,644
2015	64,664
2016	66,602
2017	68,600
2018	70,658
2019	41,930
$323,098

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Stock Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Recently Issued Accounting Pronouncements

We have adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation during the quarter ended April 30, 2014. There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated by the SEC.  The executives who serve as our President and Chief Financial Officer has participated in such evaluation.  Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Financial Officer has concluded that such controls and procedures are not effective at the "reasonable assurance" level.  The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of April 30, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of April 30, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements.  Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.  However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that the Company will be able to do so.

Changes in Internal Control Over financial Reporting

During the three months ended April 30, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: June 23, 2014	By:	/s/ EDUARD MUSHEYER
Eduard Musheyer
Chairman of the Board, President, Secretary, Treasurer and Director (Principal Executive
Officer)

Date: June 23, 2014	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)