Form 10-K
period 2014-07-31
Diamond Technology Enterprises Inc.
filed 2014-11-13
CIK 1590743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2014

Commission File Number 333-192135

DIAMOND TECHNOLOGY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware		46-2076629
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

37 West 47th Street, #1301 New York, New York	10036	(212) 382-2104
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of January 31, 2014, based on the estimated market price of the Common Stock was $3,705,400.  The Common stock is not actively quoted on any exchange. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of November 12, 2014, there were 69,575,000 shares of registrant’s common stock outstanding.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

General

Diamond Technology Enterprises, Inc., a Delaware company, formed in January 2013, is a development stage company whose focus will be to process virtually any brown VS + diamond utilizing its HPHT Machinery into an array of multicolored diamonds with Machines owned by the Company and then to sell the enhanced diamonds to the resell market as discussed below.  The Company is headquartered in New York City.   The Company’s business plan calls for the Company to acquire brown VS + diamonds, from numerous sources, which will then be processed into an array of colors, utilizing the Machines, in a process that  is significantly faster than any competitor.

The Company commenced operations with  two (2) Machines and intended to acquire thirty (30) additional Machines as funds and demand required, however, the Company has recently had to amend its business plan after the removal of one of its Directors, Nikitin Vadim Vladimirovich (“Mr. Vladimirovich) .  On June 15, 2014, the Company’s shareholders, acting with the consent of a majority of the shareholders entitled to vote, removed Mr. Vladimirovich from the Board and from any positions he held with the Company.

One (1) of the Company’s initial two (2) machines was still housed in Russia, under Mr. Vladimirovich’s custody and control. He was issued 760,000 shares of the Company’s common stock (“Vladimirovich Common Stock”)  in exchange for the purchase of the Russian machine by the Company.  The Company is currently in possession of the Vladimirovich Common Stock and has opted to relinquish claims to the Russian machine in exchange for the return to Treasury of the Vladimirovich Common Stock.   This agreement has not been formally agreed to or reduced to writing. The Company recorded the value of machinery as loss on disposal of equipment.

Mr. Vladimirovich’s departure from the Company has also necessitated that the Company change its forecast of the number of new machines it will be able to acquire.  On October 27, 2014, the Company entered into an Equipment Financing Agreement with Quick Solutions Worldwide, LP for the purchase of thirty (30) Machines, of the same type and from the same source as the Company originally was to acquire its additional machines.    The anticipated schedule for incorporating new Machines is now to acquire ten (10) Machines (or as many thereof as our initial financing allows) and thereafter as financing and availability permit.

The Company is a start-up enterprise that has a multi-tiered business plan, projected to permit the Company to commence limited operations with the one (1) Machine already owned and in the United States, and to expand the operations by acquiring the thirty (30) additional Machines that are available to purchase as finances allow.  Our first machine has been delivered to and is installed at 250 Port Street, Newark, New Jersey.  Management believes this location to be ideal because it offers the security it believes is required and the Company will be able to be expanded up to 10,000 square feet as needed.  This location further meets the weight bearing requirements of the machines, thus allowing for the installation of all thirty-one machines that will weigh in excess of 210 tons once fully acquired and installed.

The management of the Company anticipates the first machine will be fully operational in the fourth quarter of 2014.  Once the first machine is fully operational, management intends to operate it initially in one shift; adding a second shift as needed. Each shift requires one engineer, one handler and one maintenance worker.  Management does not anticipate difficulty in finding and recruiting qualified personal.

Once the Company has finished the installation process, the training of personnel, and the start of operations of the initial machine, management intends to begin its sales, marketing and advertising programs. The Company’s senior executives believe they have developed strong, industry specific relationships over their prior years of experience and intend to utilize those relationships to begin the Company product sales.

After the diamonds are processed by the HPHT machines, they will be sold through management’s existing client base, auctions, international jewelry fairs, over the Internet and through the use of wholesale and retail jewelry store outlets and channels.

The Company’s long-term business plan is to acquire the remaining thirty (30) Machines over time and operate the new, secured facility where the additional Machines will operate under 24-hour security.  Because of the proprietary trade secrets in upgrading these Machines it is the Company`s intention to own and operate them exclusively and to not offer them for sale to competitors.

Mission

It is the mission of Diamond Technology Enterprises, Inc. to become a leader in the HPHT diamond market by creating high quality diamonds from brown VS+ diamonds.

Company Overview

The Company was founded by Eduard Musheyev, a diamond industry executive with more than 30 years of experience in the industry as a jewelry manufacturer, designer and operator of jewelry wholesale and retail operations.   Through his relationships in Russia, he collaborated with Mr. Vladirmirovich, an engineer and businessman, to acquire the initial Machines that had lain dormant for years due to the collapse of the Soviet Union.  The initial Machine installed in the U.S. has been modified and updated by these Company founders.  The Company’s competitive edge comes from its ability to (a) complete the process in 2 minutes; and (b) utilize virtually any brown VS+ raw diamonds that are not usable by our competitors.

Products and Services

The Company’s business plan calls for the commencement of full operation with  up to eleven (11) Machines, including the one (1) Machine presently owned by the Company and located in the United States, and building up to thirty-one (31)  Machines over the next two (2) years.  As a development stage company, the business plan calls for the Company to process raw brown diamonds from numerous sources.  Purchasing may be direct by the Company, through joint ventures with others or through consignment arrangement with the Company’s customers.

The method of acquiring the raw diamonds will dictate the Company’s projected profits.

The Company has no revenue at this time as it still in the development stage of acquiring the Machines and developing sources for the raw diamonds.

Through its proprietary technology and what the founders believe are sophisticated High Pressure High Temperature (HPHT) Machinery, the Company anticipates providing to jewelry manufacturers an array of HPHT processed diamonds to add to the approximate $71 billion diamond jewelry marketplace    by transforming virtually any brown VS + diamond into a brilliant array of high quality Melee Diamonds.   As reported in the Global Diamond Industry Portrait of Growth issued by Bain & Company, the diamond jewelry marketplace is a $71 billion dollar annual market.

These proprietary Machines, through the use of HPHT technology can complete nature’s own process to produce stones of color of white, yellow, pink, green, red, blue and orange.  Brown stones which in their original condition have minimum value in the jewelry business, become stones of high demand and high cost in the diamond marketplace.

While “Melee” is used to classify small diamonds weighing .55 carats or less, the use of diamond melee in jewelry makes up a large portion of the world’s diamond consumption.   This marketplace continues to remain stable and in fact has experienced growth over the past year.  The Rapaport Melee Diamond Index reported an increase of 4% in the fourth quarter of 2013, with prices showing a consistent and steady increase.

According to Global Diamond Industry Lifting the Veil of Mystery issued by Bain & Company in 2011, demand for Melee diamonds continues to rise.it is management’s belief that brown stones will continue to be extracted as part of the mining process, and continue to have a minimal value for the mining operator, thus remaining in plentiful supply.   The Company is attempting to enter this expanding market at an opportune time, and intends to capitalize on this void by supplying jewelry manufacturers with Company Melee Diamonds available in a wide variety of sizes and colors and present them at a significant discount to market value.

We believe we are the only company using HPHT Machinery that is specially designed to process Melee-classified stones, thus streamlining cost and efficiencies for both the Company and its worldwide customer base.   Through the relationships that have been developed by our founder, Mr. Musheyev,  we intend to acquire product from the world’s most active diamond mines in Canada, Australia, Botswana, the Democratic Republic of Congo, Russia and South Africa.  The rough diamonds will be cut and polished and delivered to the Company’s production facilities.

Keys to Success

Acquire the Machines

The Company has one (1) Machine and is attempting to arrange the purchase and/or lease purchase of up to an additional thirty (30) Machines.  The Company anticipates that up to eleven (11) Machines should be fully operational in 2015.

Acquire the Location and Install Machines

Initial production location space has been leased and preliminary terms are being negotiated for expansion as needed. The leased space has been built out to assure full security and is expected to be fully operational in 2014.

Staffing

The executive staff is presently in place.  The production staff is expected to be in place at least 30 days prior to production for training and implementation of security protocols. The Company’s initial staffing plans are based upon needing three (3) personnel (consisting of an engineer mechanic and cylinder feeder) at a payroll cost of approximately $20,000 per month, for the initial machine.  The staffing requirements would then be scaled upwards as machines are brought on-line at the rate of:  3 engineers per 12 machines; 4 handlers per 12 machines; 4 cylinder feeders per 12 machines and 1Senior engineer for supervision per 12 machines.  We anticipate interviewing, hiring and training to fill the necessary positions 30 days prior to initial production of machines.

Obtain insurance

The Company will need to put into place, full coverage insurance to include E&O, D&O, and Executive umbrella insurance costing approximately $420,000 on an annual combined basis. The company is currently shopping for insurance to cover its perceived risks.

Acquire the raw materials

Raw materials may be purchased from a variety of mining sources or brokers. Raw materials will be competitively sourced for quality, price and terms.  The Company estimates that the monthly cost for raw materials for one (1) machine in production will average approximately $2 million depending on global market conditions at that time.  Working capital availability estimated in our Use of Proceeds and anticipated credit terms will be utilized to cover these costs.

 Complete the HPHT process

The HPHT process is a manufacturing operation with proprietary Machines that produces a Melee gemstone diamond, from any brown VS+ diamond, in less than 2 minutes that then requires post production polishing before being able to be sold to the jewelry industry.

Sell the Completed Diamonds

The company plans to sell the completed diamonds initially to its existing client base and thereafter auctions hosted by the Rapaport Company in New York, Hong Kong, Israel and Belgium.  The Company will also attend and sell its products at International Jewelry and Gem Fairs held frequently and at global locations.

Business Model

Our business model is to sell a substantial portion of our production for our own account at auction and at international jewelry and gem fairs.   The Company also expects to design and manufacture jewelry products for sale in the global marketplace to large department stores and jewelry retail franchise organizations. In addition, the Company may consider devoting certain of its Machines to process diamonds supplied by others for a manufacturing service fee.  The Company has the ability to add additional shifts to its manufacturing operation, if needed.

Competition

The Company intends to acquire  brown  VS + diamonds from brokers or directly from the leading diamond mines of the world located in Canada, Australia, Botswana, Russia, Democratic Republic of Congo and South Africa.  Although these mines spread over five continents, are active producers of gem-quality diamonds, there is no assurance that these mines will continue to produce rough stones in sufficient quantity and at a price structure that permits uninterrupted processing by the Company.  Competition by other companies for this production exists, that can affect the price to acquire the rough stones and the volume of rough stones required for the Company’s processing.

Once processed by the Company and polished, the stones will be available for sale to manufactures and wholesale and retail buyers.   The finished stones are known as Melee, a term used by diamond dealers to classify small diamonds.  The use of diamond melee in jewelry is the largest portion of the world’s diamond consumption.   The Company’s present intention is to sell its production through established auctions that are scheduled at locations in New York, Hong Kong, Israel, Belgium and other sites throughout the year.  Auction selling is highly competitive and there is no assurance that the prices desired by the Company will be realized. The Company also plans to attend International Jewelry and Gem fairs held frequently on a Global basis.  These Fairs are heavily attended and highly competitive.  There is no assurance that the Company’s efforts at these Fairs will be successful.

Sales will also be made directly to large department stores and franchised retail jewelry stores that require melee diamonds to complete their retail product.  Such sales are highly competitive with other diamond dealers and there is no assurance that the Company will have the success in this sales channel it anticipates.

An additional sales initiative is to provide a portion of the Company’s processing capability to process for a service fee or other arrangement rough stones of its customer.  Although this initiative would produce a lower profit margin it would ensure that the total manufacturing capability of the Company was fully engaged, to the point of potentially increasing the number of shifts per Machine.  The Company anticipates the least competitive pressure on this sale, but a more limited sales opportunity.

Marketing Strategy

Throughout the 2014 calendar year and through scaling up to 11 machines, the Company anticipates minimum marketing and advertising efforts will be needed.  As production increases our marketing and advertising efforts will begin to scale as well.    Initially, the Company believes that the client base developed by the Company’s founders will be sufficient to satisfy the Company’s selling requirements.  We do anticipate that Company representatives will attend international jewelry fairs to market and advertise the Company and its products as we scale to having a full complement of thirty-one (31) machines in production.  Management believes that the budgeted amounts as set forth in the Use of Proceeds will be sufficient for these purposes.

Employees

As of October  31, 2014, we have two (2) employees, including management.  We consider our relations with our employees to be good.

ITEM 1A - RISK FACTORS

Not Applicable

Not applicable

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We have recently leased new space for our administrative functions at 37 West 47th Street, Suite 1301, New York, New York.  We are sharing space with Ed & Serge Gold & Diamond Corp, on a joint and several basis and guaranteed by the Company’s principal, Eduard Mushayev.  The initial term is for five (5) years ending February 28, 2019.  Rent is payable monthly commencing May 2014 at the rate of $5,322 per month through February 28, 2015, increasing incrementally thereafter.  In addition to the base rent, the Company must pay an initial base utility fee of $517.42 per month.    We have also increased our leased space to 3000 square feet located at 250 Port Street, Newark, New Jersey as an initial location to house our first eleven (11) machines.  A formal lease is being negotiated, and the term is presently month to month and the monthly rent obligation is $3,500, inclusive of all utilities.  The Landlord has represented that additional space is available for an additional 40 machines as needed.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not currently traded on any exchange.    We cannot assure that any market for the shares will develop or be sustained.

As of October 31, 2014, the Company has one hundred twelve (112) shareholders who hold 100% of its issued and outstanding common stock.

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  We intend to retain any earnings to finance the growth of our business.  We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

On August 4, 2014, the Company issued 2,000,000 shares of its restricted common stock to Dormer, Inc for consulting services provided pursuant to the terms of a Services Arrangement agreement with its principal, David Mortman.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to us could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Business Overview

The Company was organized under the laws of the state of Delaware on January 14, 2013. We formed our Company for the purpose of producing higher quality diamonds from any virtually brown VS+ diamonds and reselling them in the open market.  The Company presently owns one (1) high pressure, high temperature (HPHT) Machines (“Machines”).

The Company’s founding principals have been involved in the wholesale diamond industry for more than 30 years in New York City and have extensive experience in the field.  The Machines are being imported from Russia where they were developed prior to the fall of the Soviet Union for Super Hard and Novel Carbon Materials.  The Company has revamped and modified the Machine, replacing old parts and upgrading the several components that are proprietary to our Company.  The Machine utilizes the HPHT process that takes any raw, brown diamond, and transforms them into a brilliant, multicolored range of diamonds (white, yellow, pink, green, red, blue and orange) in a process that takes under two minutes to complete its cycle per diamond.

While other processes exist that convert Type IIa brown diamonds into natural “HPHT” diamonds, the Company’s Machines are capable of doing so utilizing any brown VS+ diamonds in 2 minutes, many times faster than any known competitor. These competitors are further limited by using only Type IIa brown diamonds in their process.  Those diamonds represent a limited supply, generally less than 3% of brown stones are Type IIa. The Company believes that the ability to utilize any brown stone and an edge in production time, will allow it to produce more than its competitors, at a substantially reduced cost.

The Company is a start-up enterprise that has a multi-tiered business plan, projected to permit the Company to commence limited operations with the initial Machine already owned and to expand the operations by acquiring the thirty (30) additional Machines that are available to purchase as finances allow.  Our first machine has been delivered to and is installed at 250 Port Street, Newark, New Jersey.  Management believes this location to be ideal because it offers the security it believes is required and the Company will be able to utilize up to 10,000 square feet as the need arises.  This location further meets the weight bearing requirements of the machines, thus allowing for the installation of all thirty-one machines that will weigh in excess of 210 tons once fully acquired and installed.

Management of the Company anticipates the first machine will be fully operational during the fourth quarter of calendar year 2014. The Company is awaiting receipt of specially ordered machine parts and supplies and expects this machine to be fully assembled and in production in the Fourth Quarter of calendar year 2014.  The estimated cost of parts and labor to accomplish this is approximately $150,000.

 Once the first machine is fully operational, management intends to operate it daily, in shifts; each shift requiring one engineer, one handler and one maintenance worker.  Management does not anticipate difficulty in finding and recruiting qualified personal.  The second shift is expected to commence within 60 days after the first Machine’s initial production date.

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

After the diamonds are processed by the HPHT machines, they will be sold through auction, international jewelry fairs, over the Internet and through the use of wholesale and retail jewelry store outlets and channels.  Throughout the calendar year  of 2014 and through scaling up to 11 machines, the Company anticipates minimum marketing and advertising efforts will be needed.  As production increases our marketing and advertising efforts will begin to scale as well.    Initially, the Company believes that the client base developed by the Company’s founders will be sufficient sales conduit for the Company’s sales requirements.  We do anticipate that Company representatives will attend international jewelry fairs to market and advertise the Company and its products in anticipation of having a full complement of 31 machines in production.

The Company’s long-term business plan is to acquire the remaining thirty (30) Machines over time and operate the new, secured facility where the additional Machines will operate under 24-hour security.  Because of the proprietary trade secrets in upgrading these Machines it is the Company`s intention to own and operate them exclusively and to not offer them for sale to competitors.

Our principal executive offices are currently located at 37 West 47th Street, Suite1301, NY, NY, 10036 and our telephone number is (212) 382 2104.

Current Operating Trends

Our business plan was designed to create a viable, sustainable business. Our operations to date have been devoted primarily to acquiring the Machines, upgrading and testing the Machines, arranging for transportation to the United States and locating a secure US facility in which to operate.  The first of these Machines has arrived in the United States and is located at 250 Port Street, Newark, New Jersey 07114. On July 31, 2013, we secured an initial lease originally for 100 and now increased to 3000 square feet of commercial space located at 250 Port Street, Newark, New Jersey 07114 in order to install and house the first machine.  The lease is on a month to month basis and the current monthly rent obligation is $3,500, inclusive of all utilities. On February 19, 2014, we secured an initial office  lease for our administrative offices for five years with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year.

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

5.

The Company must implement a marketing and advertising plan to promote and sell the finished diamonds throughout the Fourth Quarter of 2014, the Company anticipates minimum marketing and advertising efforts will be needed.  As the Company adds manufacturing and production increases, our marketing and advertising efforts will begin to scale as well; and

6.

It is critical as the Company increases the number of machines on-line, that we develop and maintain strong client relationships by marketing and advertising our diamonds and then delivering them on a consistent basis.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress and timing of our business development plans and the timing and outcome financing. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Year Ended July 31, 2014 Compared to Year Ended July 31, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the year ended July 31, 2014 or for the period from January 14, 2013 (date of inception) through July 31, 2013.

General and Administrative Expenses. General and administrative expenses for the year ended July 31, 2014 were $682,064, an increase of $623,876, or 1,072%, from $58,188 incurred in the period from January 14, 2013 (date of inception) through July 31, 2013. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Loss on disposal of equipment. In July of 2014, we removed Mr. Vladimirovich from the our Board of Directors and have relinquished all rights to the second machine located in Russian, in exchange for retaining the 760,000 shares, which are in our possession. There is no written agreement to this effect.  As a result, we recorded a loss on disposal of equipment of $759,924 during the year ended July 31, 2014 comprised of the recorded fair value of the equipment less common stock retained at par value.

Depreciation. Depreciation for the year ended July 31, 2014 were $46,934, an increase of $46,934 from $-0- incurred in the period from January 14, 2013 (date of inception) through July 31, 2013. During the current period, we acquired equipment and furniture and placed machinery into service as compared to none in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the year ended July 31, 2014 totaled $5,624, as compared to $-0- during the period from January 14, 2013 (date of inception) through July 31, 2013.  Interest expense is related to our notes payable issued in the current year.

Net Loss. As a result of the foregoing, the net loss for the year ended July 31, 2014 was $1,494,546, compared to a net loss of $58,188 for the period from January 14, 2013 (date of inception) through July 31, 2013, an increase of $1,436,358, or 2,468%.

Liquidity and Capital Resources

As of July 31, 2014, we had a working capital deficit of $394,283, comprised primarily of cash of $38,777 and prepaid expenses of $5,199, which was offset by $186,693 of accounts payable, $200,000 of stock based payables and $51,566 of advances from related parties.

For the year ended July 31, 2014, proceeds from financing activities were from the sale of our common stock of $5,000, from related party advances of $51,566, issuance of promissory notes of $136,376, and from the issuance of promissory notes to related parties for $134,750. In the comparable 2013 period, $800 was raised through the sale of shares of common stock and $25,975 contribution by founder. At July 31, 2014, we had cash of $38,777 compared to $10,586 at July 31, 2013. Our cash is held in bank deposit accounts

Cash used in investing activities for the year ended July 31, 2014 was $112,721 reflecting purchase and installation of equipment of $89,459 and $23,262 paid on long term lease deposit as compared to $500 for the period from January 14, 2013 (date of inception) through July 31, 2013.

Transactions with Related Parties

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of July 31, 2014 and July 31, 2013, advances from related party was $51,566 and $-0-, respectively.

From October 25, 2013 through July 31, 2014, the Company issued an aggregate of $315,765 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.  The Company accrued and recorded as current period expenses $4,157 as related party interest for the year ended July 31, 2014.

Lease Commitments

On February 19, 2014, we entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year. The Company has posted a security deposit of approximately $23,300 for the benefit of the landlord.

Future minimum lease payments under the operating lease are as follows:

Year Ending July 31,
2015	$64,664
2016	66,602
2017	68,600
2018	70,658
2019	41,930
$312,454

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Recently Issued Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

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

The Company has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

ASU 2014 -15 issued August 2014

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIAMOND TECHNOLOGY ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Diamond Technology Enterprises, Inc.

We have audited the accompanying balance sheets of Diamond Technology Enterprises, Inc. (the “Company”), as of July 31, 2014 and 2013 and the related statements of operations, equity and cash flows for the year ended July 31, 2014 and for the period from January 14, 2013 (date of inception) through July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Diamond Technology Enterprises, Inc. as of July 31, 2014 and 2013, and the results of operations, equity and cash flows for the year ended July 31, 2014 and for the period from January 14, 2013 (date of inception) through July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has not commenced its planned principal operations, is incapable of generating sufficient cash flow to sustain its operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York

November 13, 2014

DIAMOND TECHNOLOGY ENTERPRISES, INC.
BALANCE SHEETS
JULY 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$ 38,777	$ 10,586
Prepaid supplies and expenses	5,199	-
Total current assets	43,976	10,586

Property and equipment, net	867,875	1,449,335

Deposits	23,262	-

Total assets	$ 935,113	$ 1,459,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses, $5,061 and $-0- related party	$ 186,693	$ 3,600
Stock based payable	200,000	-
Advances, related party	51,566	-
Total current liabilities	438,259	3,600

Long term liabilities
Deferred rent, long term	11,554	-
Long term debt	136,376	-
Long term debt, related party	315,765	-
Total long term liabilities	463,695	-

Total liabilities	901,954	3,600

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, 1,000,000 shares designated, 1,000,000 and -0- shares issued and outstanding as of July 31, 2014 and 2013, respectively	100	-
Series A Convertible Preferred stock to be issued	-	100
Common stock, $0.0001 par value; 240,000,000 shares authorized, 67,575,000 and -0- shares issued and 66,815,000 and -0- shares outstanding as of July 31, 2014 and 2013, respectively	6,758	-
Common stock to be issued	-	768,050
Common stock subscription	400	800
Additional paid in capital	1,578,711	745,559
Treasury stock (760,000 shares)	(76)	-
Accumulated deficit	(1,552,734)	(58,188)
Total stockholders' equity	33,159	1,456,321

Total liabilities and stockholders' equity	$ 935,113	$ 1,459,921

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
STATEMENTS OF OPERATIONS

		For the Period From
		January 14, 2013
		(date of inception)
	Year ended	Through
	July 31, 2014	July 31, 2013
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 682,064	$ 58,188
Loss on disposal of equipment	759,924	-
Depreciation	46,934	-

Total operating expenses	1,488,922	58,188

Loss from Operations	(1,488,922)	(58,188)

Other expenses:
Interest expense	(5,624)	-

Loss before income taxes	(1,494,546)	(58,188)

Income taxes (benefit)	-	-

Net loss	$ (1,494,546)	$ (58,188)

Loss per common share, basic and diluted
	$ (0.03)	$ -
Weighted average number of common shares outstanding, basic and diluted	48,992,888	-

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from January 14, 2013 (date of inception) through July 31, 2014

	Series A Convertible Preferred Stock		Series A		Common stock
	To be issued		Convertible Preferred Stock		To be issued
	Shares	Amount	Shares	Amount	Shares	Amount
Shares to be issued to founders	1,000,000	$ 100	-	$ -	60,500,000	$ 6,050
Common shares to be issued for legal fees	-	-	-	-	2,000,000	2,000
Common shares to be issued to acquire equipment	-	-	-	-	760,000	760,000
Common stock subscription	-	-	-	-	-	-
Contributed capital	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, July 31, 2013	1,000,000	$ 100	-	$ -	63,260,000	$ 768,050
Common stock subscription	-	-	-	-	-	-
Shares to be issued to founders	-	-	-	-	3,600,000	360
Common stock to be issued for services	-	-	-	-	661,000	66,100
Common and preferred stock issued in settlement of prior obligations	(1,000,000)	(100)	1,000,000	100	(67,521,000)	(834,510)
Common stock re-acquired upon return of equipment	-	-	-	-	-	-
Common stock issued in settlement of stock subscriptions	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, July 31, 2014	-	$ -	1,000,000	$ 100	-	$ -

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from January 14, 2013 (date of inception) through July 31, 2014

			Common	Additional
	Common stock		Stock	Paid in	Treasury	Accumulated
	Shares	Amount	Subscription	Capital	Stock	Deficit	Total
Shares to be issued to founders	-	$ -	$ -	$ -	$ -	$ -	$ 6,150
Common shares to be issued for legal fees	-	-	-	-	-	-	2,000
Common shares to be issued to acquire equipment	-	-	-	-	-	-	760,000
Common stock subscription	-	-	800	-	-	-	800
Contributed capital	-	-	-	745,559	-	-	745,559
Net loss	-	-	-	-	-	(58,188)	(58,188)
Balance, July 31, 2013	-	$ -	$ 800	$ 745,559	$ -	$ (58,188)	$ 1,456,321
Common stock subscription	-	-	5,000	-	-	-	5,000
Shares to be issued to founders	-	-	-	-	-	-	360
Common stock to be issued for services	-	-	-	-	-	-	66,100
Common and preferred stock issued in settlement of prior obligations	67,521,000	6,753	-	827,757	-	-	-
Common stock re-acquired upon return of equipment	-	-	-	-	(76)	-	(76)
Common stock issued in settlement of stock subscriptions	54,000	5	(5,400)	5,395	-	-	-
Net loss	-	-	-	-	-	(1,494,546)	(1,494,546)
Balance, July 31, 2014	67,575,000	$ 6,758	$ 400	$ 1,578,711	$ (76)	$ (1,552,734)	$ 33,159

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS

		From January 14, 2013
		(date of inception)
	Year ended	Through
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,494,546)	$ (58,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,934	-
Preferred and common stock issued to founders	360	6,150
Common stock to be issued for services	66,100	2,000
Loss on disposal of equipment	759,924	-
Operating expenses incurred by related party on behalf of Company	45,000	30,749
Changes in operating assets and liabilities:
Prepaid expenses and supplies	(5,199)	-
Accounts payable and accrued expenses	183,093	-
Stock based payable	200,000	-
Deferred rent	11,554	3,600
Net cash used in operating activities	(186,780)	(15,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of long term deposit	(23,262)	-
Purchase of property and equipment	(89,459)	(500)
Net cash used in investing activities	(112,721)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,000	800
Proceeds from related party advances	51,566	-
Proceeds from related party notes payable	134,750	-
Proceeds from notes payable	136,376	-
Contribution by founder	-	25,975
Net cash provided by financing activities	327,692	26,775

Net increase in cash	28,191	10,586
Cash, beginning of period	10,586	-

Cash, end of period	$ 38,777	$ 10,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Common stock to be issued to acquire property and equipment	$ -	$ 760,000
Note payable, related party issued to acquire prepaid supplies and expenses	$ 136,015	$ -
Equipment contributed by founders	$ -	$ 688,833

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

NOTE 1 –BUSINESS

Diamond Technology Enterprises, Inc. (the “Company”), was incorporated on January 14, 2013 under the laws of the State of Delaware. The Company is headquartered in New York and was organized for the purpose of producing higher quality diamonds via the use of proprietary high pressure high temperature (HPHT) heat pressure processes.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

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

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Research and Development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur research and development expenses for the period from January 14, 2013 (date of inception) through July 31, 2014.

Cash and Cash Equivalents

 The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of July 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits.

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

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

The Company will account for Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at July 31, 2014.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of July 31, 2014, shares issuable upon conversion of preferred stock were excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive.  As of July 31, 2013, the Company had no common stock equivalent shares outstanding.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

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

The Company has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered..

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

ASU 2014 -15 issued August 2014

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended July 31, 2014, the Company incurred net losses attributable to common stockholders of $1,494,546 and used $186,780 in cash for operating activities for the  year ended July 31, 2014. In addition, the Company has yet commercialized its planned business and has not generated any revenues since inception. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Additional capital will be needed to continue developing its products and services and there can be no assurance that the Company's efforts will be successful. There is no assurance that can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

NOTE 4- PROPERTY AND EQUIPMENT

Property, plant and equipment at July 31, 2014 and 2013 are as follows:

	2014	2013
Machinery and equipment	$854,496	$1,449,335
Office furniture	14,070	-
Office equipment	9,511	-
Computers	2,023	-
Leasehold improvements	34,709	-
	914,809	1,449,335
Less: accumulated depreciation	(46,934)	-
	$867,875	$1,449,335

Machinery and equipment is comprised of machines manufactured in Russia, which will enhance an unclear diamond to higher grade clearer diamond utilizing high pressure and heat applied to alter the natural process of creating a diamond with fewer imperfections.  Two machines were acquired in two separate transactions.  The first machine was contributed to the company at the donor’s acquisition cost of $688,833 and credited to equity as contributed capital.   The second machine was acquired for 760,000 shares of the Company’s common stock and recorded at fair value of $760,000.  In July of 2014, the Company removed Mr. Vladimirovich from the Company’s Board of Directors and has relinquished all rights to the second machine located in Russian, in exchange for retaining the 760,000 shares, which are in the Company’s possession. There is no written agreement to this effect.  As a result, the Company recorded a loss on disposal of equipment of $759,924 during the year ended July 31, 2014 comprised of the recorded fair value of the equipment less common stock retained at par value.

During the years ended July 31, 2014 and 2013, depreciation expense charged to operations was $46,934 and $-0-, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of July 31, 2014 accounts payable and accrued liabilities for the period ending are comprised primarily of accrued professional fees.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

From October 25, 2013 through July 31, 2014, the Company issued an aggregate of $315,765 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.  The Company accrued and recorded as current year expenses $4,157 as related party interest for the year ended July 31, 2014.

NOTE 7 – NOTES PAYABLE

From February 12, 2014 through July 31, 2014, the Company issued an aggregate of $136,376 unsecured notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.  The Company recorded $1,467 as interest expense for the year ended July 31, 2014.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of July 31, 2014 and 2013, advances from related party was $51,566 and $-0-, respectively.  These are interest free advances.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

At the formation of the Company agreed to issue to Nikitin Vadim Vladimirovich 34,500,000 shares of common stock upon the fulfillment of his obligations to the Company.  His obligations consist of facilitating the acquisition of the additional machines needed to increase production (up to 50 more machines) and to ensure the adaption of the machines for our purposes.  Based upon his removal from the Board of Directors, the Company believes that this obligation is terminated.

NOTE 9- STOCKHOLDERS EQUITY

There is not a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, management considers recent sales of its common stock to independent qualified investors and other factors. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of July 31, 2014 and 2013, the Company had 1,000,000 and -0- shares of preferred stock issued and outstanding, respectively.

In January 2013, the Board of Directors authorized the issuance of up to 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A preferred stock”).

The Series A preferred stock is entitled to preference over holders of junior stock upon liquidation in the amount of the stated value plus any accrued and unpaid dividends and other fees or liquidated damages owing thereon. The holders of Series A preferred stock have 100 votes for each share of Series A preferred stock.

The Series A preferred stock is convertible, at the option of the holder at any time, whereby each share of Series A preferred stock is convertible into a number of paid and non-assessable shares of the Company common stock at a one to one conversion.

In October 2013, the Company issued an aggregate of 1,000,000 shares of its Series A Convertible preferred stock as founder shares.

Common stock

The Company has authorized 240,000,000 shares of common stock, with a par value of $0.0001 per share. As of July 31, 2014 and 2013, the Company had 67,575,000 and -0- shares of common stock issued and outstanding, respectively.

During the period ended July 31, 2013, the Company received $800 as common stock subscription for 8,000 shares of common stock to be issued.

During the year ended July 31, 2014, the Company received $5,100 as common stock subscription for 51,000 shares of common stock.

In November 2013, the Company issued an aggregate of 64,100,000 shares of its common stock as founder shares.

In November 2013, the Company issued 760,000 shares of its common stock to acquire equipment from a related party.  In July, 2014, the Company rescinded this issuance.

In November 2013, the Company issued an aggregate of 2,661,000 shares of its common stock for services rendered valued at $68,100.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

In November 2013, the Company issued an aggregate of 54,000 shares of its common stock for subscriptions received.

Stock payable

In connection with a service agreement dated August 6, 2013, as amended, the Company is obligated to issue the greater of 2% or 2,000,000 shares of its common stock for services rendered upon completion of one year’s service.

As of July 31, 2014, the Company has accrued an aggregate of $200,000 as stock based payable to current period operations. On August 4, 2014, the Company authorized the issuance of 2,000,000 shares

NOTE 10- COMMITMENTS

Operating leases

On February 19, 2014, the Company entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year. The Company has posted a security deposit of approximately $23,300 for the benefit of the landlord.

On June 26, 2014, the Company entered into a one year lease for office space in New York City, with monthly payments $1,000.

Future minimum lease payments under the operating lease are as follows:

Year Ending July 31,
2015	$64,664
2016	66,602
2017	68,600
2018	70,658
2019	41,930
$312,454

Rent expense charged to operations, which differs from rent paid due to the rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the year ended July 31, 2014, rent expense was $47,548 and as of July 31, 2014 deferred rent payable was $11,554.

Compensation agreements

Effective July 15, 2013 the Company entered into a consulting/servicing agreement with David A. Mortman that obligated the Company to issue to Mr. Mortman 2,000,000 shares of common stock at the one year anniversary of the agreement for services rendered. On August 4, 2014, the Company authorized the issuance of these shares to Mr. Mortman.  Mr. Mortman has provided and continues to provide strategic business advice to the Company specifically relating to pre-operational issues, e.g. leasehold facilities for the executive offices and manufacturing facilities required by the company, investigating various leasehold locations for those purposes, meetings with brokers and landlord representatives, reviewing personnel requirements to implement the business plan, discussing the best options available for the purchase of raw materials. Mr. Mortman has also provided services in the business review of the Company’s Form S-1 and has prepared an ongoing business plan for the management and operation of the Company. Mr. Mortman will also assist in the negotiations on behalf of the Company with financing sources.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

At the formation of the Company agreed to issue to Nikitin Vadim Vladimirovich 34,500,000 shares of common stock upon the fulfillment of his obligations to the Company.  His obligations consist of facilitating the acquisition of the additional machines needed to increase production (up to 50 more machines) and to ensure the adaption of the machines for our purposes.  Based upon his removal from the Board of Directors, the Company believes that this obligation is terminated.  This is disclosed under related party transactions above.

Deferred Salary.  There is a written deferred salary agreement in place at this time with Jordan Friedberg.  The deferred salary will be paid at such time as the Company is financially able. To date no deferred salary has been earned.

Consulting Agreements

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Share Commitment

The Company was obligated to issue an aggregate of 34,500,000 shares of its common stock to Vadim Nikitin, a former member of the Company’s board of directors.  17,250,000 shares were to be issued upon the Company obtaining a working capital facility of $1,500,000 and financing to acquire 10 additional processing machines.  An additional 17,250,000 was to be issued upon the Company acquiring the balance of 30 processing machines.  When the Company removed him from the Board and other positions with the Company, it believes this obligation to be terminated.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm Company’s business. The company is currently not party to any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 11 – INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the  year ended July 31, 2014, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $500,000, which expiring through the year of 2033. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the period ended July 31, 2014 and 2013 consist of the following:

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

	2014	2013
Federal:
Current	$-	$-
Deferred	160,000	17,500
Total	160,000	17,500
State and local:
Current	-	-
Deferred	24,300	2,700
Total	24,300	2,700

Change in valuation allowance	(184,300)	(20,200)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period ended July 31, 2014 and 2013 as follows:

	2014	2013
Statutory federal income tax rate	(35.0%)	(35.0%)
Statutory state and local income tax rate (8.25%), net of federal benefit	(5.4%)	(5.4%)
Change in valuation allowance	40.4%	40.4%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2014	2013
Deferred tax assets (liabilities):
Stock based compensation to be issued for services rendered	$3,300	107,650
Net operating loss carry forward	16,900	94,350
Less: valuation allowance	(20,200)	(202,000)
Net deferred tax asset	$-	-

The Company has not yet filed its tax returns for the period from January 14, 2013 (date of inception) through July 31, 2014.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

NOTE 12 – SUBSEQUENT EVENTS

In August 2014, the Company issued 2,000,000 shares of its common stock to David Mortman for services rendered.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of July 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate separation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with out complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function as soon as our finances allow for additional personnel to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole.

Due to the fact that our accounting staff consists of our sole officer and an accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the reasons discussed above.

This annual report does not include an attestation report by RBSM LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Eduard Musheyev	51	Chief Executive Officer/President
Jordan Friedberg	59	Chief Financial Officer

Eduard Musheyev

Chairman of the Board, Director, President, and Secretary

Eduard Musheyev (51) was born in Tashkent Uzbekistan.  Upon immigrating to the United States in the early 1980’s, Mr. Musheyev was employed in the design and manufacturing of jewelry.  Thereafter, he founded his first successful company in the retail jewelry sector where he built up an extensive network of wholesale and retail customers.

In 1990, Mr. Musheyev opened his retail jewelry operation in New York City, and within five years had expanded to eight retail stores within the New York City area.  He then established his wholesale jewelry operation, in New York City’s jewelry district.  Mr. Musheyev continues to excel in his retail and wholesale operations, operating Ed & Serge Gold & Diamond Corp.

He has over 30 years’ experience in the gold and jewelry industry, Mr. Musheyev has vast knowledge and hands on experience in the purchasing and selling of precious stones, with a specific emphasis on Diamonds.  Aside from the Registrant, over the last five years, Mr. Musheyev has been involved with the following companies in the capacities indicated:

Company

Position

From / To:

ESM Taxi, LLC

CEO/Owner

4/8/13 - Present

Ed & Serge Gold & Diamonds Corp

CEO/Owner

3/20/08 - Present

ESM Pawn Brokers, Inc. (dormant company)

CEO

5/3/12 - Present

ESM Refiners, Inc.

CEO/Owner

4/17/09-7/25/09

GoldExCom, Inc.

CEO/Owner

9/12/10- 2011

EZ Sell Gold and Diamonds Corp.

CEO/Owner

9/23/09-7/31/13

ESM Refiners Arizona, Inc.

CEO/Owner

3/12/10-9/12/10

EZ Sell Gold.com

CEO/Owner

6/28/08-12/28/11

Caseycorp.

CEO/Shareholder

     2009 - 2013

Board of Directors

Jordan S. Friedberg, Chief Financial Officer, Treasurer, Board of Directors Member

Jordan Friedberg has over 28 years of experience in production and post production management. He has strong financial analytical business skills in all areas of accounting, forensic accounting, budgeting, and finance. He has worked with innovative leaders in both film and video post production and production.  Jordan has been a CFO for many companies including, VISUALIZE / Pacific Ocean Post (12/89-3/94), Prime Time Post (3/82-4/85), Phoenix Books (6/04-4/10), Cinema Research Inc. (1/97-3/00), and Accounting Director for ABC (8/89-3/94), and CFO/Associate Producer for Filmroos (3/94-1/97).  He has been an Associate Producer of more than 480 hours of productions for television including, Discovery Channel, History Channel, ABC TV, Learning Channel, and A&E, and several independent films. Mr. Friedberg holds an MBA from Pepperdine University.

In addition he has a consulting company Aremac Consultants, LLC, founded in May 2003, specializing in budgets, financial analysis, mergers and or restructure modeling primarily in the film and television production / postproduction industry Services include, Forensic Accounting, Expert Witness Testimony and Advice, as well as Financial Investigation, consulting services to insurance providers, the banking and accounting communities, leasing companies, production, postproduction, and sound companies, film laboratories, and digital facilities, in all segments of the film and television industry.

Mr. Friedberg has also served as Advisory Board Member and Board of Director for the BEL-AIR FILM FESTIVAL (08-Present) and an original Executive Producer / Board of Directors for RADD/Recording Artists, and Actors & Athletes Against Drunk Driving® (86-Present).

Family Relationships.

 There are no family relationships among the directors and executive officers of the company.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Mr. Musheyev has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2014, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics/Business Conduct Policy

We intend to adopt a Code of Business Conduct and Ethics in the future when we have additional officers, directors and/or employees that will apply to all of our directors, officers, employees and consultants.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.   The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last fiscal year and for the last two fiscal years.

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation**	Total Compensation
Eduard Musheyev Chairman of the Board,	2013	-0-	-0-	-0-	-0-	-0-
President, Secretary	2014	-0-	-0-	-0-	-0-	-0-

Jordan S. Friedberg	2013	-0-	-0-	-0-	661,000 shares	661,000 shares
Chief Financial Officer					Common	Common
	2014	-0-	-0-	-0-	-0-	-0-

** Stock issuances valued at $66,100

Deferred Stock Issuance.  Effective July 15, 2013 we entered into a consulting/servicing agreement with David A. Mortman that obligated the Company to issue to Mr. Mortman 2,000,000 shares of common stock at the one year anniversary of the agreement for services rendered. On August 4, 2014, the Company authorized the issuance of these shares to Mr. Mortman.  Mr. Mortman has provided and continues to provide strategic business advice to the Company specifically relating to pre-operational issues, e.g. leasehold facilities for the executive offices and manufacturing facilities required by the company, investigating various leasehold locations for those purposes, meetings with brokers and landlord representatives, reviewing personnel requirements to implement the business plan, discussing the best options available for the purchase of raw materials. Mr. Mortman has also provided services in the business review of the Company’s Form S-1 and has prepared an ongoing business plan for the management and operation of the Company. Mr. Mortman will also assist in the negotiations on behalf of the Company with financing sources.

At the formation of the Company we agreed to issue to Nikitin Vadim Vladimirovich 34,500,000 shares of common stock upon the fulfillment of his obligations to the Company.  His obligations consist of facilitating the acquisition of the additional machines needed to increase production (up to 50 more machines) and to ensure the adaption of the machines for our purposes.  Based upon his removal from the Board of Directors, the Company believes that this obligation is terminated.  This is disclosed under related party transactions footnote

Deferred Salary.  There is a written deferred salary agreement in place at this time with Jordan Friedberg.  The deferred salary will be paid at such time as the Company is financially able. To date no difference salary has been earned.

Outstanding Equity Awards at Fiscal Year End.   There were no outstanding equity awards as of July 31, 2014.

Compensation of Non-Employee Directors.   We currently have no non-employee directors and no compensation was paid to non-employee directors in the year ended July 31, 2014.   We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

Audit, Compensation and Nominating Committees.  As noted above, we intend to apply for listing our common stock on the OTC Electronic Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. The company’s shares may never be quoted on the OTC Bulletin Board or listed on an exchange.  Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of one member who is not considered independent.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2014:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Summit Trading Limited Voting Control held: Charles Arnold Southeast Research Partners, LLC Voting Control held: David Kugelman	120 Flagler Ave New Smyrna Beach, FL 32169 507 N. Little Victoria Rd, Woodstock, GA 30189	5,000,000 5,000,000	7.40% 7.40%
Prosper Capital, Inc. Voting Control held: Alex Kozlovski	2719 Coney Island Ave., Brooklyn, NY 11235	7,000,000	10.36%
Sierra Trading Group Voting Control held: Daisy Rodriguez Azim Gafurov *Jordan Friedberg *Eduard Musheyev

520 Brickell Key Dr., #1607, Miami, FL 33131

Mira St., #4, City of Hudjant, Republic of Tajkistan 73570

1803 N. Beverly Glen Blvd., Los Angeles, CA 90077

37 West 47th St., Suite 1301, New York, NY 10036

		7,000,000 6,600,000 661,000 Common 29,100,000 Preferred Series A 1,000,000	10.36% 9.49% 0.95% 41.83% 100%
*David Mortman	37 West 47th St., Suite 1301 New York, NY 10036	2,000,000	2.87%
*All Directors and Officers as a Group (3 persons)		Common 32,521,000 Series A Convertible Preferred 1,000,000	46.74% 100%

 (*)     Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.   This includes any shares such person has the right to acquire within 60 days.

(**)   Percent of class is calculated on the basis of the number of shares outstanding on October 31, 2014 (68,815,000).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002.  A related person is an executive officer, director or more than 5% stockholder of Diamond Technology Enterprises, Inc., including any immediate family members, and any entity owned or controlled by such persons.  Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions.  In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

Loans and Advances from Affiliates

Through July 31, 2014 Eduard Musheyev, personally paid Company expenditures aggregating $30,749. The Company’s officers and shareholders have contributed capital to the Company for working capital purposes, paid expenses incurred on behalf the Company and contributed equipment since the Company’s inception in January 2013 in aggregate of $745,559, consisting of $688,833 in January 2013 for the Machine that was purchased and shipped to the United States; and $30,749 expenses such as legal, accounting and other ancillary expenses and contributed cash to the Company of $25,975.

The aggregate contributions are reflected as additional paid in capital in the Company’s financial statements.

In January 2013, Eduard Musheyev, our founder and a member of our board of directors contributed one Machine valued at $688,833 to the Company and in May 2013, Nikitin Vadim Vladimirovich (“Nikitin”) sold one additional machine to the Company in exchange for 760,000 shares of common stock.  The machine was acquired by Nikitin from an unrelated third party on May 17, 2012, for approximately 42,000,000 Russian rubles (the equivalent of $1,400,000). The Company and Nikitin entered into an agreement on May 1, 2013 whereby the Company agreed to issue 760,000 shares of its common stock valued at $1.00 per share in exchange for the machine. The number of shares issued and the assigned value of $1.00 per share was negotiated by the two parties based in part on the Company’s start-up status at the time the agreement was entered into. Mr. Vladimirovich was not an affiliate at the time of this acquisition.  Mr. Vladimirovich and the Company had also agreed once the Company obtained working capital of One Million Five Hundred Thousand Dollars and financing to obtain the first ten (10) Machines, Mr. Vladirmirovich would be issued 17,250,000 additional shares of the Company’s common stock.  Further, upon the Company acquiring another forty (40) Machines he would be issued an additional 17,250,000 shares of the Company’s common stock. This agreement has not been reduced to writing. In July of 2014, the Company removed Mr. Vladimirovich from the Company’s Board of Directors and has relinquished all rights to the second machine located in Russian, in exchange for retaining the 760,000 shares, which are in the Company’s possession.  The Company also believes it has no further obligations to Mr. Valdimirovich.  There is no written agreement to this effect.

During the quarter ended January 31, 2014, the Company issued varies notes payable totaling $161,765 to Eduard Musheyev, the Company’s Chief Executive Officer, for advances and costs incurred on the behalf of the Company.  The notes are due on or before five years from the date thereof and accrue interest at the rate of 4% per annum, payable monthly. Late fee is applicable in the amount of 5% of the amount due.

During the quarter ended April 30, 2014, the Company issued varies notes payable totaling $60,000 to Eduard Musheyev, the Company’s Chief Executive Officer, for advances and costs incurred on the behalf of the Company.  The notes are due on or before five years from the date thereof and accrue interest at the rate of 4% per annum, payable monthly. Late fee is applicable in the amount of 5% of the amount due.

During the quarter ended July 31, 2014, the Company issued varies notes payable totaling $94,000 to Eduard Musheyev, the Company’s Chief Executive Officer, for advances and costs incurred on the behalf of the Company.  The notes are due on or before five years from the date thereof and accrue interest at the rate of 4% per annum, payable monthly. Late fee is applicable in the amount of 5% of the amount due.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350.  Our Board of Directors has determined that its members do not meet the independence requirements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2014 and 2013, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $9,500 and $10,900 respectively.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended July 31, 2014 and 2013.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended July 31, 2014 and 2013.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: November 13, 2014	By:	/s/ EDUARD MUSHEYEV
Eduard Musheyev
Chairman of the Board, President, Secretary, Treasurer and Director (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)