Form 10-K/A
period 2014-07-31
Diamond Technology Enterprises Inc.
filed 2014-11-14
CIK 1590743

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T and the Certifications of the Chief Executive Officer and the Chief Financial Officer as Exhibit 31.01, Exhibit 31.02, and Exhibit 32.01.

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

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: November 14 , 2014	By:	/s/ EDUARD MUSHEYEV
Eduard Musheyev
Chairman of the Board, President, Secretary, Treasurer and Director (Principal Executive Officer)

Date: November 14 , 2014	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)