Form 10-Q
period 2014-10-31
Diamond Technology Enterprises Inc.
filed 2014-12-15
CIK 1590743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

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

As of December 12, 2014, there were 68,815,000 shares of registrant’s common stock outstanding.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	October 31,	July 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash	$ 9,504	$ 38,777
Prepaid supplies and expenses	5,048	5,199
Total current assets	14,552	43,976

Property and equipment, net	847,776	867,875

Deposits	23,262	23,262

Total assets	$ 885,590	$ 935,113

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses, $8,787 and $5,061 related party	$ 266,828	$ 186,693
Stock based payable	-	200,000
Advances, related party	67,920	51,566
Total current liabilities	334,748	438,259

Long term liabilities
Deferred rent, long term	11,857	11,554
Long term debt	136,376	136,376
Long term debt, related party	419,165	315,765
Total long term liabilities	567,398	463,695

Total liabilities	902,146	901,954

Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, 1,000,000 shares designated, 1,000,000 shares issued and outstanding as of October 31, 2014 and July 31, 2014	100	100
Common stock, $0.0001 par value; 240,000,000 shares authorized, 69,575,000 and 67,575,000 shares issued and 68,815,000 and 66,815,000 shares outstanding as of October 31, 2014 and July 31, 2014, respectively	6,958	6,758
Common stock subscription	400	400
Additional paid in capital	1,778,511	1,578,711
Treasury stock (760,000 shares)	(76)	(76)
Accumulated deficit	(1,802,449)	(1,552,734)
Total stockholders' (deficit) equity	(16,556)	33,159

Total liabilities and stockholders' (deficit) equity	$ 885,590	$ 935,113

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,
	2014	2013
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 196,721	$ 166,548
Depreciation	46,989	-

Total operating expenses	243,710	166,548

Loss from Operations	(243,710)	(166,548)

Other expenses:
Interest expense	(6,005)	-

Loss before income taxes	(249,715)	(166,548)

Income taxes (benefit)	-	-

Net loss	$ (249,715)	$ (166,548)

Loss per common share, basic and diluted
	$ (0.00)	$ -
Weighted average number of common shares outstanding, basic and diluted	68,684,565	-

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (249,715)	$ (166,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,989	-
Preferred and common stock issued to founders	-	360
Common stock to be issued for services	-	66,100
Operating expenses incurred by related party on behalf of Company	4,354	-
Changes in operating assets and liabilities:
Prepaid expenses and supplies	151	-
Accounts payable and accrued expenses	80,135	32,019
Stock based payable	-	59,178
Deferred rent	303	-
Net cash used in operating activities	(117,783)	(8,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,890)	-
Net cash used in investing activities	(14,890)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	5,100
Proceeds from related party advances	-	3,500
Proceeds from related party notes payable	103,400	-
Net cash provided by financing activities	103,400	8,600

Net decrease in cash	(29,273)	(291)
Cash, beginning of period	38,777	10,586

Cash, end of period	$ 9,504	$ 10,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash investing and financing activities:
Common stock issued for services rendered in prior year	$ 200,000	$ -
Equipment acquired by related party on behalf of Company	$ 12,000	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

General

The following (a) balance sheets as of October 31, 2014 (unaudited) and July 31, 2014, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of Diamond Technology Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2014 are not necessarily indicative of results that may be expected for the year ending July 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014.

Basis of presentation

The Company was incorporated on January 14, 2013 under the laws of the State of Delaware. The Company is headquartered in New York and was organized for the purpose of producing higher quality diamonds via the use of proprietary high pressure high temperature (HPHT) heat pressure processes.

Liquidity and Going Concern

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

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(unaudited)

Cash and Cash Equivalents

 The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents.

Research and Development Cost

The Company accounts for research and development cost in accordance with the Accounting Standard Codification subtopic 730-10, Research and Development (“ASC730-10”).Under ASC 730-10, all research and development costs must be charged to expenses as incurred. Accordingly, internal research and development costs are expensed as incurred. Third party research and development cost are expenses when constructed work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur research and development expenses for the three months ended October 31, 2014 and 2013.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of October 31, 2014 and July 31, 2014, the Company has not recorded any unrecognized tax benefits.

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

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(unaudited)

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of October 31, 2014, shares issuable upon conversion of preferred stock were excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive.  As of October 31, 2013, the Company had no common stock equivalent shares outstanding.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2- PROPERTY AND EQUIPMENT

Property, plant and equipment at October 31, 2014 and July 31, 2014 are as follows:

	October 31,	July 31,
	2014	2014
Machinery and equipment	$854,496	$854,496
Office furniture	14,070	14,070
Office equipment	10,668	9,511
Computers	2,681	2,023
Leasehold improvements	59,784	34,709
	941,699	914,809
Less: accumulated depreciation	(93,923)	(46,934)
	$847,776	$867,875

During the three months ended October 31, 2014 and 2013, depreciation expense charged to operations was $46,989 and $-0-, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of October 31, 2014 accounts payable and accrued liabilities for the period ending are comprised primarily of accrued professional fees and accrued compensation.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(unaudited)

NOTE 4 – NOTES PAYABLE, RELATED PARTY

From October 25, 2013 through October 31, 2014, the Company issued an aggregate of $319,165 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

In August 2014, the Company issued two unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $4,713 as related party interest for the three months ended October 31, 2014.

NOTE 5 – NOTES PAYABLE

From February 12, 2014 through October 31, 2014, the Company issued an aggregate of $136,376 unsecured notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.  The Company recorded $1,375 as interest expense for the three months ended October 31, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of October 31, 2014 and July 31, 2014, advances from related party were $67,920 and $51,566, respectively.  These are interest free advances.

NOTE 7- STOCKHOLDERS EQUITY

Stock based payable

In connection with a service agreement dated August 6, 2013, as amended, the Company is obligated to issue

a) Upon execution, the Company shall issue to Mortman or his designee that number of shares ("Equity Compensation") of the Company's Common Shares representing 2% or Two Million shares ownership interest (whichever is greater) in the Company on a fully diluted basis.

b) One year following the date hereof, as additional consideration for Mortman's performance of the consulting services and executive duties hereunder, the Company shall issue to Mortman or his designee that number of shares of the Company's Common Stock representing an additional 2% or Two Million shares of ownership interest (whichever is greater) in the Company on a fully diluted basis.

On August 6, 2014, the Company issued 2,000,000 shares of its common stock in settlement of previously accrued compensation.

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

Current Operating Trends

Our business plan was designed to create a viable, sustainable business. Our operations to date have been devoted primarily to acquiring the Machines, upgrading and testing the Machines, arranging for transportation to the United States and locating a secure US facility in which to operate.  The first of these Machines has arrived in the United States and is located at 250 Port Street, Newark, New Jersey 07114. On July 31, 2013, we secured an initial lease originally for 100 and now increased to 3000 square feet of commercial space located at 250 Port Street, Newark, New Jersey 07114 in order to install and house the first machine.  The lease is on a month to month basis and the current monthly rent obligation is $3,000. On February 19, 2014, we secured an initial office  lease for our administrative offices for five years with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year.

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

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended October 31, 2014 and 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2014 were $196,721, an increase of $30,173, or 18%, from $166,548 incurred in the three months ended October 31, 2013. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the three months ended October 31, 2014 was $46,989, an increase of $46,989 from $-0- incurred in the three months ended October 31, 2013. During the latter part of last fiscal year period, we acquired equipment and furniture and placed in service our machinery as compared to none in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the three months ended October 31, 2014 totaled $6,005, as compared to $-0- during the three months ended October 31, 2013.  Interest expense is related to our notes payable issued in the latter part of last fiscal year and the current period.

Net Loss. As a result of the foregoing, the net loss for the three months ended October 31, 2014 was $249,715, compared to a net loss of $166,548 for the three months ended October 31, 2013, an increase of $83,167, or 50%.

Liquidity and Capital Resources

As of October 31, 2014, we had a working capital deficit of $320,196, comprised primarily of cash of $9,504 and prepaid expenses of $5,048, which was offset by $266,828 of accounts payable and $67,920 of advances from related parties.

For the three months ended October 31, 2014, we used $117,783 of cash in operating activities as compared to $8,891 for the same period last year. The increase is due to our administrative and other operating cost increases as compared to prior period.

For the three months ended October 31, 2014, proceeds from financing activities were from the issuance of promissory notes of $100,000, and from the issuance of promissory notes to related parties for $3,400. In the comparable 2013 period, $5,100 was raised through the sale of shares of common stock and $3,500 from related party advances. At October 31, 2014, we had cash of $9,504 compared to $38,777 at July 31, 2014. Our cash is held in bank deposit accounts

Cash used in investing activities for the three months ended October 31, 2014 was $14,890 reflecting purchase of equipment as compared to nil for the three months ended October 31, 2013.

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

Transactions with Related Parties

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of October 31, 2014 and July 31, 2014, advances from related party were $67,920 and $51,566, respectively.

From October 25, 2013 through October 31, 2014, the Company issued an aggregate of $319,165 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

In August 2014, the Company issued two unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $4,713 as related party interest for the three months ended October 31, 2014.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed financial statements.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of October 31, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of October 31, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over financial Reporting

During the three months ended October 31, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: December 12, 2014	By:	/s/ EDUARD MUSHEYER
Eduard Musheyer
Chairman of the Board, President, Secretary, Treasurer and Director (Principal Executive
Officer)

Date: December 12, 2014	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)