Form 10-Q
period 2015-01-31
Diamond Technology Enterprises Inc.
filed 2015-05-14
CIK 1590743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of May 7, 2015, there were 68,815,000 shares of registrant’s common stock outstanding.

0

DIAMOND TECHNOLOGY ENTERPRISES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	January 31,	July 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$ -	$ 38,777
Prepaid supplies and expenses	4,897	5,199
Total current assets	4,897	43,976

Property and equipment, net	802,906	867,875

Deposits	23,262	23,262

Total assets	$ 831,065	$ 935,113

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Cash overdraft	$ 8,221	$ -
Accounts payable and accrued expenses, $450,000 and $5,061 related party	562,873	186,693
Stock based payable	-	200,000
Advances, related party	-	51,566
Total current liabilities	571,094	438,259

Long term liabilities
Deferred rent, long term	12,312	11,554
Long term debt	157,899	136,376
Long term debt, related party	564,780	315,765
Total long term liabilities	734,991	463,695

Total liabilities	1,306,085	901,954

Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, 1,000,000 shares designated, 1,000,000 shares issued and outstanding as of January 31, 2015 and July 31, 2014	100	100
Common stock, $0.0001 par value; 240,000,000 shares authorized, 69,575,000 and 67,575,000 shares issued and 68,815,000 and 66,815,000 shares outstanding as of January 31, 2015 and July 31, 2014, respectively	6,958	6,758
Common stock subscription	400	400
Additional paid in capital	1,778,511	1,578,711
Treasury stock (760,000 shares)	(76)	(76)
Accumulated deficit	(2,260,913)	(1,552,734)
Total stockholders' (deficit) equity	(475,020)	33,159

Total liabilities and stockholders' (deficit) equity	$ 831,065	$ 935,113

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 404,812	$ 90,164	$ 601,533	$ 256,712
Depreciation	47,444	-	94,433	-

Total operating expenses	452,256	90,164	695,966	256,712

Loss from Operations	(452,256)	(90,164)	(695,966)	(256,712)

Other expenses:
Interest expense	(6,208)	(674)	(12,213)	(674)

Loss before income taxes	(458,464)	(90,838)	(708,179)	(257,386)

Income taxes (benefit)	-	-	-	-

Net loss	$ (458,464)	$ (90,838)	$ (708,179)	$ (257,386)

Loss per common share, basic and diluted
	$ (0.01)	$ -	$ (0.01)	$ -
Weighted average number of common shares outstanding, basic and diluted	68,815,000	57,340,160	68,749,783	28,670,080

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (708,179)	$ (257,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94,433	-
Preferred and common stock issued to founders	-	360
Common stock to be issued for services	-	66,100
Operating expenses incurred by related party on behalf of Company	4,354	-
Changes in operating assets and liabilities:
Prepaid expenses and supplies	302	(60,000)
Accounts payable and accrued expenses	376,180	54,434
Stock based payable	-	109,589
Deferred rent	758	-
Net cash used in operating activities	(232,152)	(86,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,464)	-
Net cash used in investing activities	(17,464)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	8,221	-
Proceeds from sale of common stock	-	5,100
Proceeds from related party advances	-	10,226
Proceeds form notes payable	21,523	-
Proceeds from related party notes payable	181,095	85,750
Net cash provided by financing activities	210,839	101,076

Net (decrease) increase in cash	(38,777)	14,173
Cash, beginning of period	38,777	10,586

Cash, end of period	$ -	$ 24,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for services rendered in prior year	$ 200,000	$ -
Equipment acquired by related party on behalf of Company	$ 12,000	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

General

The following (a) balance sheets as of January 31, 2015 (unaudited) and July 31, 2014, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of Diamond Technology Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2015 are not necessarily indicative of results that may be expected for the year ending July 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014.

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

Research and Development Cost

The Company accounts for research and development cost in accordance with the Accounting Standard Codification subtopic 730-10, Research and Development (“ASC730-10”).Under ASC 730-10, all research and development costs must be charged to expenses as incurred. Accordingly, internal research and development costs are expensed as incurred. Third party research and development cost are expenses when constructed work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur research and development expenses for the three and six months ended January 31, 2015 and 2014.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of January 31, 2015 and July 31, 2014, the Company has not recorded any unrecognized tax benefits.

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

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of January 31, 2015 and 2014, shares issuable upon conversion of preferred stock were excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s  financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2- PROPERTY AND EQUIPMENT

Property, plant and equipment at January 31, 2015 and July 31, 2014 are as follows:

	January 31, 2015	July 31, 2014
Machinery and equipment	$855,375	$854,496
Office furniture	14,070	14,070
Office equipment	10,668	9,511
Computers	4,094	2,023
Leasehold improvements	60,067	34,709
	944,274	914,809
Less: accumulated depreciation	(141,368)	(46,934)
	$802,906	$867,875

During the three months and six months ended January 31, 2015, depreciation expense charged to operations was $47,444 and $94,433, respectively.During the three months and six months ended January 31, 2014, depreciation expense charged to operations was $-0-.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of January 31, 2015 accounts payable and accrued liabilities for the period ending are comprised primarily of accrued professional fees and accrued compensation.

NOTE 4 – NOTES PAYABLE, RELATED PARTY

From October 25, 2013 through January 29, 2015, the Company issued an aggregate of $464,780 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

In August 2014, the Company issued two unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $100,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $4,833 and $9,464 as related party interest for the three and six months ended January 31, 2015, respectively.

NOTE 5 – NOTES PAYABLE

From February 12, 2014 through January 31, 2015, the Company issued an aggregate of $136,376 unsecured notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From December 29, 2014 through January 2, 2015, the Company issued an aggregate of $21,523 unsecured promissory notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due June 1, 2016.

The Company recorded $1,375 and $2,749 as interest expense for the three and six months ended January 31, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of January 31, 2015 and July 31, 2014, advances from related party were $-0- and $51,566, respectively.  These are interest free advances.

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

NOTE 8- SUBSEQUENT EVENTS

On March 12, 2015, the Company entered a Joint Venture agreement to provide working capital for the purchase of rough brown vs+ diamonds, cut and polishing services and related expenses in exchange for net 25% of the gross profit realized from the sale of the final product.  The minimum term of the agreement is for processing a minimum of 24,160 carats.

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

While other processes exist that convert Type IIa brown diamonds into natural “HPHT” diamonds, the Company’s Machines are capable of doing so utilizing any brown VS+ diamonds in approximately 2 minutes, many times faster than any known competitor. These competitors are further limited by using only Type IIa brown diamonds in their process.  Those diamonds represent a limited supply, generally less than 3% of brown stones are Type IIa. The Company believes that the ability to utilize any brown stone and an edge in production time, will allow it to produce more than its competitors, at a substantially reduced cost.

The Company is a start-up enterprise that has a multi-tiered business plan, projected to permit the Company to commence limited operations with the initial Machine already owned and to expand the operations by acquiring an additional twenty-one (21) Machines that are available to purchase as finances allow.  Our first machine has been delivered to and is installed at 250 Port Street, Newark, New Jersey.  Management believes this location to be ideal because it offers the security it believes is required and the Company will be able to utilize up to 10,000 square feet as the need arises.  This location further meets the weight bearing requirements of the machines, thus allowing for the installation of all twenty-two machines that will weigh in excess of 154 tons once fully acquired and installed.

Management of the Company anticipates the first machine will be fully operational during the fourth quarter of calendar year 2015. The Company is awaiting receipt of specially ordered machine parts and supplies and expects this machine to be fully assembled and in production in the Fourth Quarter of calendar year 2015.  The estimated cost of parts and labor to accomplish this is approximately $150,000.

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

After the diamonds are processed by the HPHT machines, they will be sold through auction, international jewelry fairs, over the Internet and through the use of wholesale and retail jewelry store outlets and channels.  Throughout the calendar year  of 2015 and through scaling up to 11 machines, the Company anticipates minimum marketing and advertising efforts will be needed.  As production increases our marketing and advertising efforts will

begin to scale as well.    Initially, the Company believes that the client base developed by the Company’s founders will be sufficient sales conduit for the Company’s sales requirements.  We do anticipate that Company representatives will attend international jewelry fairs to market and advertise the Company and its products in anticipation of having a full complement of 31 machines in production.

The Company’s long-term business plan is to acquire an additional twenty-one (21)  Machines over time and operate them in a secured facility where they will operate under 24-hour security.  Because of the proprietary trade secrets in upgrading these Machines it is the Company`s intention to own and operate them exclusively and to not offer them for sale to competitors.

Our principal executive offices are currently located at 37 West 47th Street, Suite1301, NY, NY, 10036 and our telephone number is (212) 382 2104.

Current Operating Trends

Our business plan was designed to create a viable, sustainable business. Our operations to date have been devoted primarily to acquiring the Machine, upgrading and testing the Machine, arranging for transportation to the United States and locating a secure US facility in which to operate.  The first of these Machines has arrived in the United States and is located at 250 Port Street, Newark, New Jersey 07114. On July 31, 2013, we secured an initial occupancy agreement for 100 and now increased to 3000 square feet of commercial space located at 250 Port Street, Newark, New Jersey 07114 in order to install and house the first machine.  agreement is on a month to month basis and the current monthly rent obligation is $3,000. On February 19, 2014, we secured an initial office lease for our administrative offices for five years with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year.

In order to generate revenues, we must successfully address the following areas:

1.

The Machines must be delivered and installed in their US location which has been identified.

2.

The Company must obtain the necessary personnel to operate the Machines;

3.

The Company must locate and secure suitable raw diamonds for processing;

4.

The Machines must operate in such a manner as to effectively and quickly transform brown diamonds into quality diamonds that have the projected market value;

5.

The Company must implement a marketing and advertising plan to promote and sell the finished diamonds throughout the Fourth Quarter of 2015, the Company anticipates minimum marketing and advertising efforts will be needed.  As the Company adds manufacturing and production increases, our marketing and advertising efforts will begin to scale as well; and

6.

It is critical as the Company increases the number of machines on-line, that we develop and maintain strong client relationships by marketing and advertising our diamonds and then delivering them on a consistent basis.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress and timing of our business development plans and the timing and outcome financing. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended January 31, 2015 and 2014.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2015 were $404,812, an increase of $314,648, or 349%, from $90,164 incurred in the three months ended January 31, 2014. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the three months ended January 31, 2015 was $47,444, an increase of $47,444 from $-0- incurred in the three months ended January 31, 2014. During the latter part of last fiscal year period, we acquired equipment and furniture and placed in service our machinery as compared to none in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the three months ended January 31, 2015 totaled $6,208, as compared to $674 during the three months ended January 31, 2014.  Interest expense is related to our notes payable issued in the latter part of last fiscal year and the current period.

Net Loss. As a result of the foregoing, the net loss for the three months ended January 31, 2015 was $458,464, compared to a net loss of $90,838 for the three months ended January 31, 2014, an increase of $367,626, or 405%.

Six Months Ended January 31, 2015 Compared to Six Months Ended January 31, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six month periods ended January 31, 2015 and 2014.

General and Administrative Expenses. General and administrative expenses for the six months ended January 31, 2015 were $601,533, an increase of $344,821, or 134%, from $256,712 incurred in the six months ended January 31, 2014. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the six months ended January 31, 2015 was $94,433, an increase of $94,433 from $-0- incurred in the six months ended January 31, 2014. During the latter part of last fiscal year period, we acquired equipment and furniture and placed in service our machinery as compared to none in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the six months ended January 31, 2015 totaled $12,213, as compared to $674 during the six months ended January 31, 2014.  Interest expense is related to our notes payable issued in the latter part of last fiscal year and the current period.

Net Loss. As a result of the foregoing, the net loss for the six months ended January 31, 2015 was $708,179, compared to a net loss of $257,386 for the six months ended January 31, 2014, an increase of $450,793, or 175%.

Liquidity and Capital Resources

As of January 31, 2015, we had a working capital deficit of $566,197, comprised primarily of cash of $-0- and prepaid expenses of $4,897, which was offset by $8,221 of bank overdraft and $562,873 of accounts payable.

For the six months ended January 31, 2015, we used $232,152 of cash in operating activities as compared to $86,903 for the same period last year. The increase is due to our administrative and other operating cost increases as compared to prior period.

For the six months ended January 31, 2015, proceeds from financing activities were from the issuance of promissory notes of $21,523, from the issuance of promissory notes to related parties for $181,095 and bank overdraft of $8,221. In the comparable 2014 period, $5,100 was raised through the sale of shares of common stock,

$10,226 from related party advances and form issuance of related party notes of $85,750. At January 31, 2015, we had cash of $-0- compared to $38,777 at July 31, 2014. Our cash is held in bank deposit accounts

Cash used in investing activities for the six months ended January 31, 2015 was $17,464 reflecting purchase of equipment as compared to nil for the six months ended January 31, 2014.

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

Transactions with Related Parties

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of January 31, 2015 and July 31, 2014, advances from related party were $-0- and $51,566, respectively.

From October 25, 2013 through January 29, 2015, the Company issued an aggregate of $464,780 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

In August 2014, the Company issued two unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $100,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $4,833 and $9,464 as related party interest for the three and six months ended January 31, 2015, respectively.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s  financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the  financial statements.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of January 31, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of January 31, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over financial Reporting

During the three months ended January 31, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: May 8, 2015	By:	/s/ EDUARD MUSHEYER
Eduard Musheyer
Chairman of the Board, President, Secretary, Treasurer and Director (Principal Executive
Officer)

Date: May 8, 2015	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)