Form 10-Q
period 2015-04-30
Diamond Technology Enterprises Inc.
filed 2015-06-15
CIK 1590743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, ”accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of June 15, 2015, there were 68,815,000 shares of registrant’s common stock outstanding.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	April 30,	July 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$ 211,560	$ 38,777
Prepaid supplies and expenses	4,746	5,199
Total current assets	216,306	43,976

Property and equipment, net	756,749	867,875

Deposits	23,262	23,262

Total assets	$ 996,317	$ 935,113

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses, $534,067 and $5,061 related party	$ 675,993	$ 186,693
Joint venture obligation (Note 3)	225,000	-
Stock based payable	-	200,000
Advances, related party	-	51,566
Total current liabilities	900,993	438,259

Long term liabilities
Deferred rent, long term	12,448	11,554
Long term debt	193,283	136,376
Long term debt, related party	642,747	315,765
Total long term liabilities	848,478	463,695

Total liabilities	1,749,471	901,954

Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, 1,000,000 shares designated, 1,000,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014	100	100
Common stock, $0.0001 par value; 240,000,000 shares authorized, 69,575,000 and 67,575,000 shares issued and 68,815,000 and 66,815,000 shares outstanding as of April 30, 2015 and July 31, 2014, respectively	6,958	6,758
Common stock subscription	400	400
Additional paid in capital	1,778,511	1,578,711
Treasury stock (760,000 shares)	(76)	(76)
Accumulated deficit	(2,539,047)	(1,552,734)
Total stockholders' (deficit) equity	(753,154)	33,159

Total liabilities and stockholders' (deficit) equity	$ 996,317	$ 935,113

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 223,979	$ 151,122	$ 825,512	$ 407,834
Depreciation	46,949	1,112	141,382	1,112

Total operating expenses	270,928	152,234	966,894	408,946

Loss from Operations	(270,928)	(152,234)	(966,894)	(408,946)

Other expenses:
Interest expense	(7,207)	(2,250)	(19,420)	(2,924)

Loss before income taxes	(278,134)	(154,484)	(986,313)	(411,870)

Income taxes (benefit)	-	-	-	-

Net loss	$ (278,134)	$ (154,484)	$ (986,313)	$ (411,870)

Loss per common share, basic and diluted
	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of common shares outstanding, basic and diluted	68,815,000	67,575,000	68,771,044	42,775,326

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (986,313)	$ (411,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141,382	1,112
Preferred and common stock issued to founders	-	360
Common stock to be issued for services	-	66,100
Operating expenses incurred by related party on behalf of Company	4,354	-
Changes in operating assets and liabilities:
Prepaid expenses and supplies	453	(60,000)
Accounts payable and accrued expenses	489,300	81,529
Stock based payable	-	158,356
Joint venture obligation	225,000	-
Deferred rent	894	5,625
Net cash used in operating activities	(124,930)	(158,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of long term deposit	-	(23,262)
Purchase of property and equipment	(18,256)	(47,910)
Net cash used in investing activities	(18,256)	(71,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	5,100
Proceeds from related party advances	-	5,313
Proceeds from notes payable	56,907	83,936
Proceeds from related party notes payable	259,062	145,750
Net cash provided by financing activities	315,969	240,099

Net increase in cash	172,783	10,139
Cash, beginning of period	38,777	10,586

Cash, end of period	$ 211,560	$ 20,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for services rendered in prior year	$ 200,000	$ -
Equipment acquired by related party on behalf of Company	$ 12,000	$ -
Note payable, related party issued to acquire prepaid supplies and expenses	$ -	$ 136,015

The accompanying notes are an integral part of these unaudited condensed financial statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

General

The following (a) balance sheets as of April 30, 2015 (unaudited) and July 31, 2014, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of Diamond Technology Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2015 are not necessarily indicative of results that may be expected for the year ending July 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014.

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

Research and Development Cost

The Company accounts for research and development cost in accordance with the Accounting Standard Codification subtopic 730-10, Research and Development (“ASC730-10”).Under ASC 730-10, all research and development costs must be charged to expenses as incurred. Accordingly, internal research and development costs are expensed as incurred. Third party research and development cost are expenses when constructed work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur research and development expenses for the three and nine months ended April 30, 2015 and 2014.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of April 30, 2015 and July 31, 2014, the Company has not recorded any unrecognized tax benefits.

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

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of April 30, 2015 and 2014, shares issuable upon conversion of preferred stock were excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive.

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

NOTE 2- PROPERTY AND EQUIPMENT

Property, plant and equipment at April 30, 2015 and July 31, 2014 are as follows:

	April 30, 2015	July 31, 2014
Machinery and equipment	$856,166	$854,496
Office furniture	14,070	14,070
Office equipment	10,668	9,511
Computers	4,094	2,023
Leasehold improvements	60,067	34,709
	945,065	914,809
Less: accumulated depreciation	(188,316)	(46,934)
	$756,749	$867,875

During the three months and nine months ended April 30, 2015, depreciation expense charged to operations was $46,949 and $141,382, respectively.During the three months and nine months ended April 30, 2014, depreciation expense charged to operations was $1,112 and $1,112, respectively.

NOTE 3 –JOINT VENTURE OBLIGATION

On March 12, 2015, the Company entered a Joint Venture agreement to provide working capital for the purchase of rough brown vs+ diamonds, cut and polishing services and related expenses in exchange for net 25% of the gross profit realized from the sale of the final product.  The minimum term of the agreement is for processing a minimum of 24,160 carats.  In connection with Joint Venture agreement, the Company received $225,000 in working capital through April 30, 2015 and an additional $25,000 in May 2015 (aggregate total of $250,000) and is required to i) purchase or lease a portable diamond analyzer machine, ii) acquire rough or polished brown, vs+ diamond stones, iii) incur costs of cutting and polishing and iv) pay costs of insurance for stones while in transit.

The Joint Venture agreement provides for the investing partner to reinvest their pro rata share of the sales proceeds to acquire additional carats until at a minimum of 24,160 carats are processed and sold.

NOTE 4– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of April 30, 2015 accounts payable and accrued liabilities for the period ending are comprised primarily of accrued professional fees and accrued compensation.

NOTE 5– NOTES PAYABLE, RELATED PARTY

From October 25, 2013 through April 27, 2015, the Company issued an aggregate of $542,747 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

In August 2014, the Company issued two unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $100,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $5,534 and $14,998 as related party interest for the three and nine months ended April 30, 2015, respectively.

NOTE 6– NOTES PAYABLE

From February 12, 2014 through July 29, 2014, the Company issued an aggregate of $136,376 unsecured notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From December 29, 2014 through April 15, 2015, the Company issued an aggregate of $56,907 unsecured promissory notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due June 1, 2016.

The Company recorded $1,600 and $4,349 as interest expense for the three and nine months ended April 30, 2015.

NOTE 7– RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of April 30, 2015 and July 31, 2014, advances from related party were $-0- and $51,566, respectively.  These are interest free advances.

NOTE 8- STOCKHOLDERS EQUITY

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

On August 6, 2014, the Company issued 2,000,000 shares of its common stock in accordance with the term of the service agreement.  The fair value of the common stock was previously accrued during the year ended July 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,”“will,”“expect,”“anticipate,”“believe,”“estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

The Company’s founding principals have been involved in the wholesale diamond industry for more than 30 years in New York City and have extensive experience in the field.  The Machines are being imported from Russia where they were developed prior to the fall of the Soviet Union for Super Hard and Novel Carbon Materials.  The Company has revamped and modified the Machine, replacing old parts and upgrading the several components that are proprietary to our Company.  The Machine utilizes the HPHT process that takes any raw, brown diamond, and transforms them into a brilliant, multicolored range of diamonds (white, yellow, pink, green, red, blue and orange) in a process that takes only minutes to complete its cycle per diamond.

While other processes exist that convert Type IIa brown diamonds into natural “HPHT” diamonds, the Company’s Machines are capable of doing so utilizing any brown VS+ diamonds in approximately 2 minutes, and a complete Machine cycle time of approximately three (3) minutes,many times faster than any known competitor. These competitors are further limited by using only Type IIa brown diamonds in their process.  Those diamonds represent a limited supply, generally less than 3% of brown stones are Type IIa. The Company believes that the ability to utilize any brown stone and an edge in production time, will allow it to produce more than its competitors, at a substantially reduced cost.

The HPHT cycle-time of approximately two (2) minutes is defined by the Company as the High Pressure High Temperature part of the process in which the rough stone is subjected to the pressure and temperature that enhances the color of the stone. The entire process, including the table raising and pressure increase/decrease within the Machine is referred to as the Total Cycle Time, which is currently estimated at three (3) minutes.

The Company has revised its estimated HPHT processing times upward from approximately forty-two (42) seconds to approximately two (2) minutes, based upon the performance of its initial Machine and the additional testing which has occurred since its installation at the Company’s facility and entry into limited production.  Initial projections had been based on testing done on the Machine prior to its arrival and installation in the United States.  Since that time, the Company has been testing and revising the Machine’s performance and has determined, based on its experience with the Machine, that the initial projections should be revised to better reflect its actual performance. As part of the process of bringing the Machine into full production, the Company’s engineers determined that the heat and pressure had to be increased to obtain the best color enhancement for the brown stone.  As the duration of pressure increased, the duration of heat application also increased and eventually through this testing, the optimum amount of time the brown stone was subjected to heat and pressure rose to approximately two (2) minutes, which differed from the independent testing done on the machine in Russia.

The Company continues to experiment on its initial Machine, and on a variety of different size stones.  As the size of stones change, the HPHT cycle time also changes, resulting in an approximate two (2) minute HPHT cycle time, which varies, but which hasn’t yet exceeded (2) two minutes.  Due to the Company’s initial stage of operations and the variations in processing times based upon the size of the stones used, the Machines HPHT cycle projections are subject to further change.

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

Current Operating Trends

Our business plan was designed to create a viable, sustainable business. Our operations to date have been devoted primarily to acquiring the Machine, upgrading and testing the Machine, arranging for transportation to the United States and locating a secure US facility in which to operate.  The first of these Machines has arrived in the United States and is located at 250 Port Street, Newark, New Jersey 07114. On July 31, 2013, we secured an initial occupancy agreement for 100 and now increased to 3,000 square feet of commercial space located at 250 Port Street, Newark, New Jersey 07114 in order to install and house the first machine.  Our occupancy is on a month to month basis and the current monthly rent obligation is $3,000. On February 19, 2014, we secured an initial office lease for our administrative offices for five years with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year.

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

Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended April 30, 2015 and 2014.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2015 were $223,979, an increase of $72,857, or 48%, from $151,122 incurred in the three months ended April 30, 2014. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the three months ended April 30, 2015 was $46,949, an increase of $45,837 from $1,112 incurred in the three months ended April 30, 2014. During the latter part of last fiscal year period, we acquired equipment and furniture and placed in service our machinery as compared to minimal in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the three months ended April 30, 2015 totaled $7,207, as compared to $2,250 during the three months ended April 30, 2014.  Interest expense is related to our notes payable issued in the latter part of last fiscal year and the current period.

Net Loss. As a result of the foregoing, the net loss for the three months ended April 30, 2015 was $278,134, compared to a net loss of $154,484 for the three months ended April 30, 2014, an increase of $123,650, or 80%.

Nine Months Ended April 30, 2015 Compared to Nine Months Ended April 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine month periods ended April 30, 2015 and 2014.

General and Administrative Expenses. General and administrative expenses for the nine months ended April 30, 2015 were $825,512, an increase of $417,678, or 102%, from $407,834 incurred in the nine months ended April 30, 2014. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the nine months ended April 30, 2015 was $141,382, an increase of $140,270 from $1,112  incurred in the nine months ended April 30, 2014. During the latter part of last fiscal year period, we acquired equipment and furniture and placed in service our machinery as compared to minimal in service for the same period last year.

Interest and Other Financing Costs. Interest expense for the nine months ended April 30, 2015 totaled $19,420, as compared to $2,924 during the nine months ended April 30, 2014.  Interest expense is related to our notes payable issued in the latter part of last fiscal year and the current period.

Net Loss. As a result of the foregoing, the net loss for the nine months ended April 30, 2015 was $986,313, compared to a net loss of $411,870 for the nine months ended April 30, 2014, an increase of $574,443, or 139%.

Liquidity and Capital Resources

As of April 30, 2015, we had a working capital deficit of $684,687, comprised primarily of cash of $211,560 and prepaid expenses of $4,746, which was offset by $225,000 of Joint Venture obligation and $675,993 of accounts payable.

For the nine months ended April 30, 2015, we used $124,930 of cash in operating activities as compared to $158,788 for the same period last year. The decrease was due to joint venture payments received net with our administrative and other operating cost increases as compared to prior period.

For the nine months ended April 30, 2015, proceeds from financing activities were from the issuance of promissory notes of $56,907 and from the issuance of promissory notes to related parties for $259,062. In the comparable 2014 period, $5,100 was raised through the sale of shares of common stock, $5,313 from related party advances, $83,936 from issuance of notes and from issuance of related party notes of $145,750. At April 30, 2015, we had cash of $211,560 compared to $38,777 at July 31, 2014. Our cash is held in bank deposit accounts

 Cash used in investing activities for the nine months ended April 30, 2015 was $18,256 reflecting purchase of equipment as compared to $47,910 reflecting purchase of equipment and $23,262 payment of long term deposit (aggregate of $71,172) for the nine months ended April 30, 2014.

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

Transactions with Related Parties

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of April 30, 2015 and July 31, 2014, advances from related party were $-0- and $51,566, respectively.

From October 25, 2013 through April 27, 2015, the Company issued an aggregate of $542,747 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

In August 2014, the Company issued two unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $100,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $5,534 and $14,998 as related party interest for the three and nine months ended April 30, 2015, respectively.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of April 30, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of April 30, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

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

Changes in Internal Control Over financial Reporting

During the three months ended April 30, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: June 15, 2015	By:	/s/ EDUARD MUSHEYER
Eduard Musheyer
Chairman of the Board, President, Secretary, Treasurer and Director (Principal Executive Officer)

Date: June 15, 2015	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)