Form 10-K
period 2015-07-31
Diamond Technology Enterprises Inc.
filed 2015-12-22
CIK 1590743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2015

or

[  ] TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to __________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes      . No [X]

[X] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ].  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No [X]

The aggregate market value of the voting common equity held by non-affiliates as of January 31, 2015, based on the estimated market price of the Common Stock was $2,571,500. The Common stock is not actively quoted on any exchange. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of December 17, 2015, there were 68,815,000 shares of registrant’s common stock outstanding.

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

General

Diamond Technology Enterprises, Inc. (“DTE” or the “Company”) was organized under the laws of the state of Delaware on January 14, 2013, and is headquartered in New York City.   It was formed for the purpose of producing higher quality diamonds through a specialized high pressure, high temperature (“HPHT”), manufacturing process utilizing HPHT machines (the “Machines”) which operate with any brown VS+ diamonds to permanently enhance their color to multicolored diamond stones, and thereafter reselling these stones to jewelry manufactures and wholesale or retail sources in the diamond industry. In addition, the company also sources and buys white (all colors including some brown) diamond stones for resales as both rough and polished stones.

The Company’s business plan calls for the Company to acquire brown VS + diamonds, from numerous sources, which will then be processed into an array of colors, utilizing the Machines, in a process that is significantly faster than any competitor.

The Company commenced operations with 1 HPHT Machine it has added 3 additional HPHT machines to its production floor. Its plan is to add additional machines as funds, demand and availability of machines permit.

The HPHT revenue is predicated on the number of HPHT machines available for production.  Presently the Company has one machine it owns in full production and has an additional 3 machines in its production facility that it does not own but is negotiating for a favorable lease term or outright purchase.  There is no assurance that these goals can be reached. If no agreement can be reached, and the machines are removed, DTE is seeking to determine if additional machines are available for sale or whether HPHT machines can be built in the United States at no greater cost than the purchase price of the existing machines.

On October 27, 2014, the Company entered into an Equipment Financing Agreement with Quick Solutions Worldwide, LP, (QSW) for the purchase of 30 Machines, subsequently reduced to 10 machine of the same type and from the same source as the Company is original machines, however, the Company was unable to make the initial deposit of $3,000,000 and the Agreement has not been funded. Notwithstanding this, QSW shipped to the Company the 3 additional HPHT machines which are presently on its production floor and in production at the Company’s facility. Neither a purchase agreement or lease agreement has been executed. The parties continue their negotiations. If no agreement is consummated QSW may reclaim and remove these machines from DTE premises. If the company is able to successfully complete its negotiations with QSW then the Company believes that it will be able to reinstitute the same, or similar agreement, when funding is available, and would thereafter seek to acquire an additional 6 machines as availability and financing permit. The 1 machine that the company owns is currently undergoing a material repair and will be offline for at least a 3 to 6-month period. During this time, the company has the 3 machines at this facility in full production capability and continues building supply and sales lines, and exploring the purchase and resale of white diamond stones as a separate business line. DTE is also exploring with United States equipment manufactures the building of HPHT machines. This is an ongoing initiative the resolution of which is to be determined.

The Company intends to acquire brown and white stones from brokers or directly from leading diamond mines of the world.  Although these mines spread over many continents are active producers of gem quality diamonds, there is no assurance that these mines will continue to produce rough stones in sufficient quantity and at a price structure that permits uninterrupted processing by DTE.  Competition by other companies for this production exists, that can affect the price to acquire the rough stones required for DTE’s processing.

DTE’s program of acquiring rough white stones for resale is a highly competitive area and there is no assurance that the stones acquired by DTE will sell at the prices anticipated by DTE.

DTE’s competitive advantage lies in its HPHT process.  This process allows DTE to utilize any brown vs+ diamond stone, which is extracted in quantity by the diamond mines.  DTE’s competitors are restricted to using Type IIa diamond stones which account for less than 3% of diamond mine production.  Brown vs+ stones cost substantially less than a type IIa stone. In addition, DTE’s HPHT processing time is approximately 2 minutes while our competitors’ is significantly greater.

The HPHT cycle-time of approximately two (2) minutes is defined by the Company as the High Pressure High Temperature part of the process in which the rough stone is subjected to the pressure and temperature that enhances the color of the stone.

In addition, the Company present focus is on producing Melee size diamonds for jewelry manufacturing.  Melee is used to identify diamonds weighing 0.55 carats or less (DTE’s machinery can process stones up to 3 carats). The use of diamond melee stone in jewelry makes up a large portion of the world’s diamond consumption. DTE’s competitors focus on larger stones.

DTE’s present intention is to sell its production through established auctions that are scheduled at locations in New York, Hong Kong, Israel, Belgium and other sites throughout the year.  Auction selling is highly competitive and there is no assurance that the prices desired by DTE will be realized.  DTE also plans to attend International Jewelry and Gem fairs held frequently on a Global basis.  These fairs are heavily attended and highly competitive.  There is no assurance that the Company’s efforts at these fairs will be successful.  Sales will be made directly to jewelry manufacturers and large department stores and franchised retail jewelry stores that require melee diamonds to complete their retail product. Such sales are highly competitive with other diamond dealers and there is no assurance that DTE will have the success in these sales channels it anticipates.

As discussed above, our first machine has been delivered to and is installed at 250 Port Street, Newark, New Jersey, however, it went off-line for repair in July 2015. As previously noted, the company fortunately was able to add to its production floor an additional 3 HPHT machines which have been tested and are presently available for full production. Management believes that its facility is ideal because it offers the security it believes is required and the Company may be able to utilize up to 10,000 square feet at this location, as the need arises. This location further meets the weight bearing requirements of the machines, thus allowing for the installation of up to 10 machines that will weigh in excess of 70 tons once fully acquired and installed.

Management of the Company anticipates the first machine will be fully repaired by year end and that its 3 available machines are fully operational.

Management intends to operate its machines initially in one shift; adding a second shift as needed. Each shift requires one engineer, one handler, 2 cylinder loaders, 2 diamond extractors and one maintenance worker.  Management does not anticipate difficulty in finding, recruiting and training qualified personal.

 Once the Company has begun to source and acquire the diamond stones it will commence the training of personnel, and the start of operations of additional machines. Management intends to begin its sales, marketing and advertising programs at that time. The Company’s senior executives believe they have developed strong, industry specific relationships over their prior years of experience and intend to utilize those relationships to begin the Company’s product sales.

After the diamonds are processed by the HPHT machines and the final cut and polish operations are completed, they will be sold through the company’s existing data base of customers, through auction sales, international jewelry fairs, over the Internet and through the use of wholesale and retail jewelry store outlets and channels.

The Company’s long-term business plan is to acquire the remaining 6 Machines over time and operate in a secured facility where the additional machines will operate under 24-hour security. The Company’s long term plan, assuming it scales to 10 HPHT machines and employs a full array of automated robotic support equipment (such as sorting machines, cut and polish automated robotic equipment, etc.) it would seek an independent facility as its production home.  Until then the present facility is entirely satisfactory. Because of upgrades to these machines it is the Company`s intention to own and operate them exclusively and to not offer them for sale to competitors, thereby reinforcing its competitive advantage and strengthening the technological barriers to entry.

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

DTE is a domestic manufacturing company that processes cut and polished brown VS+ diamond stones into an array of multicolored diamonds through High Pressure High Temperature (HPHT) machines owned by the company and sold to jewelry manufacturers and the resale market.  DTE purchase rough brown VS+ diamond stones from diamond mining regions throughout the world.  DTE representatives have traveled to Brazil, Angola and Russia to create the relationships directly with mine owners to secure the raw materials necessary for its production.  DTE has also traveled to Israel, Belgium and other locations to create relationships with intermediaries and market makers to ensure that adequate sourcing is available for its requirements.

DTE acquires these diamond stones as its first step.  The stones then have to be initially cut and polished by a third party with which DTE has negotiated a reasonable fee and then processed through DTE’s HPHT machines producing stones from their brown state to permanent colors of white, yellow, pink, green, red, blue and orange. The stones are then subjected to a final cut and polish, and are then available for sale.  Brown stones which in their original condition have minimum value in the jewelry business, become stones of high demand and high cost in the diamond marketplace.

DTE’s present focus is on producing Melee size diamonds for jewelry manufacturing.  Melee is used to identify diamonds weighing 0.55 carats or less (DTE’s machinery can process stones up to 3 carats). The use of diamond melee stone in jewelry makes up a large portion of the world’s diamond consumption.

As a Result of DTE’s buying trips for rough brown vs+ diamond stones DTE was presented with the opportunity to acquire rough white (generally all colors including some variety of brown colors) at advantageous price levels for sale as rough or polished stones in the jewelry industry.

These white stones (primarily Melee sizes) will not require HPHT processing.  DTE commenced the sale of these stones in August 2015 with positive results.

In May 2000, responding to a growing grassroots movement on “blood diamonds”, governments, including the Unites States and Brazil, and the diamond industry came together to combat the trade in diamonds from conflict zones.  The result of these negotiations was the Kimberly Process Certification Scheme setting up an internationally recognized certification system for rough diamonds and establishing national import/export standards.  The issuance of a Kimberly Certificate, under that process, certifies that the rough stones being acquired may be legally imported/exported.

The sales in August were a test for the sourcing and sale of the rough white diamond stones.  DTE’s operating assumption is that it can establish a successful sales program for rough white diamond stones of 2,000 to 4000 carats per month.  One of the values of engaging in the buying and selling of rough white diamond stones is that they require no processing and are immediately available for sale by the company.  An option for the company is to cut and polish the white stones (which would sell at a higher profit margin) in which event the company would engage a third party that would cut and polish such stones.  The Company has a verbal arrangement for these services at what the company believes is at advantageous prices for this work.

Products and Services

The Company has 2 revenue business lines. Its original (and current) business plan calls for the commencement of full operation with the 4 Machines presently in the Company’s possession, and building up to a total of 10 Machines over the next 3 years.  The business plan calls for the Company to process rough brown diamonds from numerous sources.  Purchasing maybe made directly by the Company, through joint ventures with others or through consignment arrangement with the Company’s customers.

The volume and method of acquiring the rough, brown diamonds for HPHT processing is a primary factor driving the Company’s projected profitability, as are the sales channels it anticipates utilizing to sell its HPHT-processed diamonds.

Additionally, the Company is developing a second business line and revenue source, through the purchase and resale of white (which includes other colored diamonds) stones. Management reports that, through its efforts to source brown diamond stones, that it has developed sources for white diamond stones at advantageous prices. The Company has determined to explore this second line of business, acquiring white stones to be sold as rough stones, or to be cut and polished and sold as polished stones.

On March 12, 2015, the Company entered into a joint venture agreement with an investor who has funded the JV with $250,000 enabling the Company to buy rough brown and white diamond stones.  The Company has completed the purchase of a few parcels of white stones, some of which were sold in the Company’s first quarter ending October 31, 2015. Concurrently, the Company is actively seeking to source and build an inventory of rough brown stones for HPHT processing.

Through its proprietary technology and what the founders believe is sophisticated High Pressure High Temperature (HPHT) Machinery, the Company anticipates providing to jewelry manufacturers an array of HPHT processed diamonds. These Machines, through the use of HPHT technology can complete nature’s own process to produce stones of color of white, yellow, pink, green, red, blue and orange. The color enhancement is permeant.

Brown stones which in their original condition have minimum value in the jewelry business, become stones subject to greater high demand and higher cost in the diamond marketplace.

While “Melee” is used to classify small diamonds weighing 0.55 carats or less, the use of diamond melee in jewelry makes up a large portion of the world’s diamond consumption.   This marketplace continues to remain stable.  The Rapaport Melee Diamond Index reported an increase of 4% in the fourth quarter of 2013, with prices showing a consistent and steady increase.

According to Global Diamond Industry Lifting the Veil of Mystery issued by Bain & Company in 2011, demand for Melee diamonds continues to rise. It is management’s belief that brown stones will continue to be extracted as part of the mining process, and continue to have a minimal value for the mining operator, thus remaining in plentiful supply.  The Company is attempting to enter this expanding market at an opportune time, and intends to capitalize on this market by supplying jewelry manufacturers with Company Melee Diamonds available in a wide variety of sizes and colors and present them at a significant discount to market.

We believe we are the only company using HPHT Machinery that is specially designed to process Melee-classified stones, thus streamlining cost and efficiencies for both the Company and its worldwide customer base. Through the relationships that have been developed by our founder, Mr. Musheyev, we intend to acquire product from the world’s most active diamond mines in Canada, Australia, Botswana, Brazil, Angola, the Democratic Republic of Congo, Russia and South Africa.  The rough diamonds will be either (i) rough stones (which need to be cut and polished), or (ii) already cut and polished, and delivered to the Company’s production facilities.

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

Keys to Success

Acquire the Machines

The Company has 4 machines in its production facility as previously described.  It is attempting to arrange the purchase and/or lease purchase of up to an additional 6 Machines.  The Company anticipates that up to 10 Machines should be fully operational by July 2016.

Staffing

The executive staff is presently in place, it includes the company’s Chairman and President, its Chief Financial Officer, an expert in rough diamond buying and selling, administrative staff and its strategic advisor. The production staff is expected to be in place at least 30 days prior to production for training and implementation of security protocols. The Company’s initial staffing plans are based upon needing 3 personnel (consisting of an engineer mechanic and cylinder feeder) at a payroll cost of approximately $20,000 per month, for the initial machine.  The staffing requirements would then be scaled upwards as machines are brought on-line at the rate of:  3 engineers per 10 machines; 4 handlers per 10 machines; 4 cylinder feeders per 10 machines and 1 Senior engineer for supervision per 10 machines.  We anticipate interviewing, hiring and training to fill the necessary positions 30 days prior to initial production of machines.

Obtain insurance

The Company will need to put into place, full coverage insurance to include E&O, D&O, and Executive umbrella insurance.  The Company is receiving bids for this coverage and analyzing the cost on an annual basis. The company is currently shopping for insurance to cover its perceived risks.

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

Sell the Completed Diamonds

The company plans to sell the completed diamonds initially to its existing client base and thereafter auctions hosted by the Rapaport Company in New York, Hong Kong, Israel and Belgium.  The Company will also attend and sell its products at International Jewelry and Gem Fairs held frequently and at global locations. The sale of rough and polished stones will initially be made to the company’s existing database of customers and thereafter in auctions and international jewelry and gem fairs.

The white diamond rough stones are being sold to the company’s existing database of customers.  As this revenue line scales additional sales channels including auctions will be engaged.

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

Competition

The Company intends to acquire brown VS + diamonds from brokers or directly from the leading diamond mines of the world located in Canada, Australia, Botswana, Brazil, Angola, Russia, Democratic Republic of Congo and South Africa.  Although these mines spread over five continents, are active producers of gem-quality diamonds, there is no assurance that these mines will continue to produce rough stones in sufficient quantity and at a price structure that permits uninterrupted processing by the Company.  Competition by other companies for this production exists, that can affect the price to acquire the rough stones and the volume of rough stones required for the Company’s processing.

The Company has recently embarked on a program of acquiring rough white stones for resale as rough or polished goods as a business line. This is highly competitive area and there is no assurance that the stones can be acquired by the Company at the price levels anticipated by the company and will sell at the prices projected by the Company or that the Company will continue with this line of business going forward.

Once the HPHT diamonds stones are processed by the Company and polished, the stones will be available for sale to manufactures and wholesale and retail buyers. The finished stones size category is known as Melee, a term used by diamond dealers to classify small diamonds.  The use of diamond melee in jewelry is the largest portion of the world’s diamond consumption.   The Company’s present intention is to sell its production through established auctions that are scheduled at locations in New York, Hong Kong, Israel, Belgium and other sites throughout the year.  Auction selling is highly competitive and there is no assurance that the prices desired by the Company will be realized. The Company also plans to attend International Jewelry and Gem fairs held frequently on a Global basis.

These Fairs are heavily attended and highly competitive.  There is no assurance that the Company’s efforts at these Fairs will be successful. Sales will also be made directly to jewelry manufactures, and large department stores and franchised retail jewelry stores that require melee diamonds to complete their retail product.  Such sales are highly competitive with other diamond dealers and there is no assurance that the Company will have the success in this sales channel it anticipates.

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

Global Sales Trends

The diamond market’s skyrocketing growth in the key developing markets of China and India moderated in 2013 amid a wider economic slowdown. Although Europe’s sales suffered because of continuing economic uncertainty, diamond sales in the US and Japan, the largest and third-largest diamond markets in the world, respectively, rose on the strength of accelerating GDP growth and seem poised for continued growth in 2013 and in the opinion of the Company will continue continued growth through the next decade. Market players in both countries report strong demand for diamonds in the first half of the year.

The 2013 outlook for market participants along the value chain is fairly positive, and many diamantaires seemed to emerge from the Las Vegas jewelry show in the beginning of June 2013 with renewed optimism. The company is of the opinion that a fairly positive outlook for market participants will continue through the next decade.

Demand Forecasts for Key Regions

This information is sourced from The Global Diamond Report 2014 issued by Bain & Company, Inc. China, India, and the US will account for the majority of growth in diamond jewelry consumption in the next ten years.

US

In the short term, diamond consumption in the US is expected to continue its current rebound trend of the past few years, before gradually converging with its historical long-term growth rate in line with GDP and disposable income growth. We anticipate no major shifts in cultural norms regarding engagement and wedding jewelry. Personal disposable income growth through 2024 is forecasted at about 2.6%; the population is expected to grow moderately at about 0.7 % per year through 2024.

China

In China, the diamond jewelry market is expected to sustain strong growth, owing to continued expansion of the middle class, a rising urban population, and increases in personal wealth. Diamond demand is projected to more than double by 2024, thanks to continued robust GDP growth, which further supports middle-class growth. The number of middle-class Chinese households is expected to increase by 2.5 times in the next ten years. Middle-class households claim a relatively small percentage of total households (about 26%), but the latest analysis suggests that that percentage could reach up to 56 % in 2024.

In China, GDP and personal disposable income (PDI) growth will determine middle-class growth. PDI is projected to see a CAGR of 6-7 % through 2024. Meanwhile, urban population growth is expected to grow at a compound annual rate of about 2 % over the same period.

India

India’s story is similar to China’s. Following the stabilization of the currency situation in India, the diamond jewelry market there is expected to revert to high-single-digit growth. Economic growth is expected to pick up again, and India’s middle class is expected to grow 2.8 times by 2024, driving demand for diamond jewelry. Middle-class households constitute only about 15 % of total households, as they have over the last three years. But our analysis suggests that the number could rise to 35 % in 2024.

In India, middle-class growth will follow workforce growth and increased labor-force participation as the nation switches from a natural to an organized economy and more of the population joins the labor force. The Indian luxury-goods market has not yet achieved its full potential, presenting significant upside for growth in diamond demand powered by GDP growth and improvement in consumer welfare. The penetration rate of diamond jewelry is expected to increase as well—relative to gold products—owing to increased interest in the giving of diamond rings as an engagement ritual.

Marketing Strategy

Throughout the 2015 calendar year and through scaling up to 4 machines, the Company anticipates minimum marketing and advertising efforts will be needed.  As production increases our marketing and advertising efforts will begin to scale as well.    Initially, the Company believes that the client base developed by the Company’s founders will be sufficient to satisfy the Company’s selling requirements.  We do anticipate that Company representatives will attend international jewelry fairs to market and advertise the Company and its products as we scale to having a full complement of 10 machines in production.  Management believes that the budgeted amounts as set forth in the Use of Proceeds will be sufficient for these purposes.

Employees

As of November 30, 2015, we have 5 full time employees, including management.  We consider our relations with our employees to be good.

ITEM 1A - RISK FACTORS

                Not applicable

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We have leased space for our administrative functions at 37 West 47th Street, Suite 1301, New York, New York.  We are sharing space with Ed & Serge Gold & Diamond Corp, on a joint and several basis and guaranteed by the Company’s principal, Eduard Musheyev.  The initial term is for five (5) years ending February 28, 2019.  Rent commenced May 2014 at the rate of $5,322 per month through February 28, 2015, increasing incrementally thereafter, and it is currently $5,481.66 per month.  In addition to the base rent, the Company must pay an initial base utility fee of $517.42 per month.    We have also increased our production space to 3,000 square feet located at 250 Port Street, Newark, New Jersey as an initial location to house our first four machines.  The term is presently month to month and the monthly rent obligation is $3,000.  The Landlord has represented that additional space may be available for the full complement of up to twenty-two (22) machines as needed.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not currently traded on any exchange or quoted on the OTC Markets.    We cannot assure that any market for the shares will develop or be sustained.

As of November 30, 2015, the Company has one hundred thirty four (134) shareholders who hold 100% of its issued and outstanding common stock.

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

None

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

Business Overview

The Company was organized under the laws of the state of Delaware on January 14, 2013. We formed our Company for the purpose of producing higher quality diamonds from any virtually brown VS+ diamonds and reselling them in the open market.  The Company presently owns 1 high pressure, high temperature (HPHT) Machine (“Machine”), and utilizes 3 others which it is in the process of acquiring.

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

The Company is a start-up enterprise that has a multi-tiered business plan, projected to permit the Company to commence limited operations with the initial Machine already owned and to expand the operations by acquiring the six (6) additional Machines that are available to purchase as finances allow.

The Company has a business plan for the next 36 months, and generally thereafter, that calls for the introduction of additional machines into operations as funding allows, with the increase in operations and related activities.  The Company has outlined operational milestones that it projects will be necessary in order to facilitate that plan.  These milestones are, of course, subject to funding and other operational matters as they may arise.   The Company initially entered into an Equipment Financing Agreement for the acquisition of 30 machines, which has since been reduced to 10 machines which DTE believe remain available from the seller. The Company is currently evaluating and working to finalize terms on the acquisition of 3 of those Machines, which would bring to 4 the total number of Machines that the Company owns, although DTE is currently operating these additional 3 Machines.

Additionally, the Company in 2015 is developing a second business line and potential revenue source through the purchase and resale of white (which includes other colored) stones.

The Company’s business plan calls for the following operational milestones:

Repair and upgrade the first machine.  The first machine began limited operations in the first quarter of 2015. It is currently located at the Company’s production facility at 250 Port Street, Newark, New Jersey 07114.  In July 2015, the Company took this Machine out of operation for repair and upgrades. It has commissioned, but not yet received, the engineering report on the scope and cost of that repair and upgrade, and expects that report will be produced in November, 2015, upon which the Company will determine the optimal plan for Machine #1.

Install 3 additional machines during the second half of calendar year 2015.  The Company received Machines 2-4 in July 2015 for testing and they are on the floor of the DTE Newark facility. DTE’s preliminary engineering assessment of these 3 Machines is that they will meet or exceed the Machine performance specifications and metrics achieved in the April, 2015 Bruderer Report on the performance of the Company’s initial HPHT Machine, Machines 2-4 meet the Company’s inspection criteria and can be used in full production mode at this time. The cost of acquiring these 3 Machines is currently being negotiated. These machines are presently available for production.

Acquiring and installing the remaining Machines and getting them into production in the United States.  Assuming the Company is successful in acquiring the 3 Machines, it anticipates that it will then need $10 million to acquire, ship, modify, install (including labor and related working capital) to get the remaining 6 Machines into production. DTE anticipates that these machines would become fully operational in calendar years 2016 and 2017. Ultimately, the Company’s business plan envisions ramping up production on 4 Machines to generate sufficient cash flow and fund the incremental acquisition and installation of the additional 6 Machines. The company has also begun discussions with U.S. equipment manufactures to determine their ability to build HPHT machines in the U.S. These discussions are presently on going.

As Machines are being acquired and put into production, the Company will also be focusing on the other aspects of its business plan such as:

Developing and nurturing supply lines and financing for raw materials.  Initially, the Company may enter into arrangements for the consignment of diamonds and/or into joint venture agreements to process raw materials with others.  As the Company becomes better capitalized, and sales revenue and cash flow increases, the Company intends to process an increasingly higher percentage of its own diamonds, thus increasing its gross profit per stone. When the Company purchases its own raw materials (primarily rough brown diamonds), they will be sourced for quality, competitive pricing and terms.  To maximize production and operational efficiencies, we estimate that the full monthly cost for raw materials for one machine in full production will average up to approximately $1.2 million depending on market conditions at that time. Depending on market conditions and the sales channels DTE utilizes, substantial gross profits are predicted, however the length of time required to sell those newly processed HPHT diamonds and to generate positive cash flow will likely require financing the interim negative cash flow.   Working capital funding (the company has not identified a source for this funding) as well as the ability to access credit (such as Purchase Order financing) are being pursued to cover these anticipated cash flow needs.

Developing after markets for the HPHT stones once the process is complete.  Our principal, Eduard Musheyev, is currently involved in the diamond industry and has established connections that the Company intends to utilize to sell the HPHT stones once processing is complete.  We will add sales channels including auctions, international jewelry fairs, global wholesale and retail jewelry stores, outlets and internet sales as we add production capacity.  We do anticipate this growth will exceed DTE’s current after-market relationships in 2015.  As operations ramp up, we will revise our budget for this growth, to increase sales and marketing, based upon the Company’s production and cash flow.

As part of the Company’s long-range goals, it also intends to pursue the following; however, these are long range goals that the Company intends to pursue if and when operations permit:

1)

Create a line of jewelry utilizing its own HPHT diamonds within its first 3 years of operations.  It intends to utilize its Melee diamonds to design and manufacture its own line of jewelry products for large domestic retail organizations such as Costco, BJ’s, JC Penny and Macy’s among others as well as similar entities in the global marketplace.  In establishing this line of business, DTE is prepared to offer attractive, flexible and creative marketing concepts to induce these customers to purchase and sell these products.

2)

Attend International Jewelry Fairs that allow the Company to interact primarily with Jewelry manufacturers, designers, large franchise jewelry stores and large department stores.

3)

Sell its Melee Diamonds at auction to introduce itself primarily to the Jewelry dealers.  These auctions hosted by the Rapaport group attract this segment of the market at its scheduled auction sites in New York, Las Vegas, Hong Kong, Israel, Belgium, Brazil and Dubai.

4)

Develop and maintain an internet magazine for internet sales of its jewelry products.  Currently the Company has a basic web presence, which it does not anticipate needing to expand at this time.  However, should the Company desire to begin sales over the internet, it anticipates that it would need to develop a more active web presence and would devote the necessary time and expenses needed to do so.  Those costs are not predicable at this time, due to the unknown nature of when or if such a web presence would be needed.

Developing markets for the purchase and sale of white (and other colored) stones.  The Company is developing active markets for the purchase and resale of rough or polish white (and other colored) stones.

These white stones (primarily Melee sizes) will not require HPHT processing.  DTE commenced the sale of these stones in August 2015 with positive results.

The Company's primary efforts are devoted to establishing operations, developing relationships to source diamond purchases and developing customer relationships. The Company has experienced net losses and negative cash flows from operations since inception. In addition, the Company will require additional financing to fund future operations. The Company intends to raise additional capital to complete the development and commercialization of its current product and services through equity or debt financing.

The Company’s senior executives believe they have developed strong, industry specific relationships over their prior years of experience and intend to utilize those relationships to begin the Company product sales.

Our principal executive offices are currently located at 37 West 47th Street, Suite 1301, NY, NY, 10036 and our telephone number is (212) 382-2104.

Current Operating Trends

Our business plan was designed to create a viable, sustainable business. Our operations to date have been devoted primarily to acquiring the Machines, upgrading and testing the Machines, arranging for transportation to the United States and locating a secure US facility in which to operate.  The first of these Machines has arrived in the United States and is located at 250 Port Street, Newark, New Jersey 07114. On July 31, 2013, we secured an initial lease originally for 100 and now increased to 3000 square feet of commercial space located at 250 Port Street, Newark, New Jersey 07114 in order to install and house the first machine.  The lease is on a month to month basis and the current monthly rent obligation is $3,000, inclusive of all utilities. On February 19, 2014, we secured an initial office lease for our administrative offices for five years, which has current monthly payments of $5,481.66, escalating to approximately $5,990 in the fifth year.

In order to generate revenues, we must successfully address the following areas:

1.

Additional Machines must be delivered and installed in their US location which has been identified and for which lease negotiations have commenced;

2.

The Company must obtain the necessary personnel to operate the Machines;

3.

The Company must locate and secure suitable raw diamonds for processing;

4.

The Machines must operate in such a manner as to effectively and quickly transform brown diamonds into quality diamonds that have the projected market value;

5.

The Company must implement a marketing and advertising plan to promote and sell the finished diamonds. The Company anticipates minimum marketing and advertising efforts will be needed.  As the Company adds manufacturing and production increases, our marketing and advertising efforts will begin to scale as well; and

6.

It is critical as the Company increases the number of machines on-line, that we develop and maintain strong client relationships by marketing and advertising our diamonds and then delivering them on a consistent basis.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress and timing of our business development plans and the timing and outcome financing. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Year Ended July 31, 2015 Compared to Year Ended July 31, 2014

 Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the years ended July 31, 2015 and 2014

General and Administrative Expenses. General and administrative expenses for the year ended July 31, 2015 were $980,347, an increase of $298,283, or 44%, from $682,064 incurred during the year ended July 31, 2014. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Loss on disposal of equipment. During the year ended July 31, 2014, the Company recorded a loss on deposal of equipment of $759,724 previously acquired for 760,000 shares of the Company’s common stock and recorded at fair value of $760,000.  In July of 2014, the Company removed Mr. Vladimirovich (the seller) from the Company’s Board of Directors and has relinquished all rights to the second machine located in Russia, in exchange for retaining the 760,000 shares, which are in the Company’s possession. There is no written agreement to this effect.  As a result, the Company recorded a loss on disposal of equipment of $759,924 during the year ended July 31, 2014 comprised of the recorded fair value of the equipment less common stock retained at par value.

 Depreciation. Depreciation for the year ended July 31, 2015 was $188,359, an increase of $141,425 from $46,934 incurred for the year ended July 31, 2014. During the late part of last year, we acquired equipment and furniture and placed machinery into service.

Interest and Other Financing Costs. Interest expense for the year ended July 31, 2015 totaled $28,493, as compared to $5,624 during the year ended July 31, 2014.  Interest expense is related to our notes payable issued in the current and past years.

Net Loss. As a result of the foregoing, the net loss for the year ended July 31, 2015 was $1,197,199, compared to a net loss of $1,494,546 for the year ended July 31, 2014, a decrease of $297,347, or 20%.

Liquidity and Capital Resources

As of July 31, 2015, we had a working capital deficit of $856,182, comprised primarily of cash of $102,181, inventory of $106,560 and prepaid expenses of $2,319, which was offset by $740,109 of accounts payable, $58,187 of notes payable, related party advances of $18,946 and $250,000 joint venture obligations.

For the year ended July 31, 2015, proceeds from financing activities were from issuance of promissory notes of $58,187, from related party advances of $18,946, and from the issuance of promissory notes to related parties for $309,262. In the comparable 2014 period, $5,000 was raised through the sale of shares of common stock, $51,566 from related party advances, $136,376 from issuance of promissory notes and $134,750 from issuance of related party promissory notes.  At July 31, 2015, we had cash of $102,181 compared to $38,777 at July 31, 2014. Our cash is held in bank deposit accounts.

Cash used in investing activities for the year ended July 31, 2015 was $19,111 reflecting purchase and installation of equipment as compared to $89,459 for purchase and installation of equipment and $23,262 paid on long term lease for the year ended July 31, 2014.

Transactions with Related Parties

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of July 31, 2015 and July 31, 2014, advances from related party were $18,946 and $51,566, respectively.

From October 25, 2013 through July 28, 2015, the Company issued an aggregate of $587,947 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From August 2014 through July 2015, the Company issued three unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $105,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $21,698 and $4,157 as related party interest for the years ended July 31, 2015 and 2014, respectively.

Lease Commitments

On February 19, 2014, we entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year. Current rent payable is $5,474 per month. The Company has posted a security deposit of approximately $23,300 for the benefit of the landlord.

On June 26, 2014, the Company entered into a one year lease for office space in New York City, with monthly payments $1,000. As of September 30, 2015, the lease had expired and was not renewed.

On March 1, 2015, the Company entered into an agreement for industrial space at a monthly rate of $3,000, cancelable upon 30 day notice.

Future minimum lease payments under the operating lease are as follows:

Year Ending July 31,
2016	$66,602
2017	68,600
2018	70,658
2019	41,930
$247,790

Critical Accounting Policies and Estimates

Please see Note 2 – SIGNIFICANT ACCOUNTING POLICIES – below.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIAMOND TECHNOLOGY ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Diamond Technology Enterprises, Inc.

We have audited the accompanying balance sheets of Diamond Technology Enterprises, Inc. (the “Company”), as of July 31, 2015 and 2014 and the related statements of operations, equity and cash flows for the years ended July 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Diamond Technology Enterprises, Inc. as of July 31, 2015 and 2014, and the results of operations, equity and cash flows for the years ended July 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/RBSM LLP

New York, New York

December 21, 2015

DIAMOND TECHNOLOGY ENTERPRISES, INC.
BALANCE SHEETS
JULY 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$ 102,181	$ 38,777
Inventory	106,560	-
Prepaid supplies and expenses	2,319	5,199
Total current assets	211,060	43,976

Property and equipment, net	710,627	867,875

Deposits	23,262	23,262

Total assets	$ 944,949	$ 935,113

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses, $629,922 and $5,061 related party	$ 740,109	$ 186,693
Notes payable, short term portion	58,187	-
Joint venture obligation (Note 5)	250,000	-
Stock based payable	-	200,000
Advances, related party	18,946	51,566
Total current liabilities	1,067,242	438,259

Long term liabilities
Deferred rent, long term	12,424	11,554
Notes payable, long term portion	136,376	136,376
Notes payable-related party, long term portion	692,947	315,765
Total long term liabilities	841,747	463,695

Total liabilities	1,908,989	901,954

Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, 1,000,000 shares designated, 1,000,000 shares issued and outstanding as of July 31, 2015 and 2014	100	100
Common stock, $0.0001 par value; 240,000,000 shares authorized, 69,575,000 and 67,575,000 shares issued and 68,815,000 and 66,815,000 shares outstanding as of July 31, 2015 and 2014, respectively	6,958	6,758
Common stock subscription	400	400
Additional paid in capital	1,778,511	1,578,711
Treasury stock (760,000 shares)	(76)	(76)
Accumulated deficit	(2,749,933)	(1,552,734)
Total stockholders' (deficit) equity	(964,040)	33,159

Total liabilities and stockholders' (deficit) equity	$ 944,949	$ 935,113

The accompanying notes are an integral part of these financial statements F-3

DIAMOND TECHNOLOGY ENTERPRISES, INC.
STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2015	2014
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 980,347	$ 682,064
Loss on disposal of equipment	-	759,924
Depreciation	188,359	46,934

Total operating expenses	1,168,706	1,488,922

Loss from Operations	(1,168,706)	(1,488,922)

Other expenses:
Interest expense	(28,493)	(5,624)

Loss before income taxes	(1,197,199)	(1,494,546)

Income taxes (benefit)	-	-

Net loss	$ (1,197,199)	$ (1,494,546)

Loss per common share, basic and diluted
	$ (0.02)	$ (0.03)
Weighted average number of common shares outstanding, basic and diluted	68,782,123	48,992,888

The accompanying notes are an integral part of these financial statements F-4

DIAMOND TECHNOLOGY ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
TWO YEARS ENDED JULY 31, 2015

	Series A Convertible Preferred Stock		Series A		Common stock				Common	Additional
	To be issued		Convertible Preferred Stock		To be issued		Common stock		Stock	Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Stock	Deficit	Total
Balance, July 31, 2013	1,000,000	$ 100	-	$ -	63,260,000	$ 768,050	-	$ -	$ 800	$ 745,559	$ -	$ (58,188)	$ 1,456,321
Common stock subscription	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000
Shares to be issued to founders	-	-	-	-	3,600,000	360	-	-	-	-	-	-	360
Common stock to be issued for services	-	-	-	-	661,000	66,100	-	-	-	-	-	-	66,100
Common and preferred stock issued in settlement of prior obligations	(1,000,000)	(100)	1,000,000	100	(67,521,000)	(834,510)	67,521,000	6,753	-	827,757	-	-	-
Common stock re-acquired upon return of equipment	-	-	-	-	-	-	-	-	-	-	(76)	-	(76)
Common stock issued in settlement of stock subscriptions	-	-	-	-	-	-	54,000	5	(5,400)	5,395	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,494,546)	(1,494,546)
Balance, July 31, 2014	-	-	1,000,000	100	-	-	67,575,000	6,758	400	1,578,711	(76)	(1,552,734)	33,159
Common stock issued for services	-	-	-	-	-	-	2,000,000	200	-	199,800	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,197,199)	(1,197,199)
Balance, July 31, 2015	-	$ -	1,000,000	$ 100	-	$ -	69,575,000	$ 6,958	$ 400	$ 1,778,511	$ (76)	$ (2,749,933)	$ (964,040)

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,197,199)	$ (1,494,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188,359	46,934
Preferred and common stock issued to founders	-	360
Common stock to be issued for services	-	66,100
Loss on disposal of equipment	-	759,924
Operating expenses incurred by related party on behalf of Company	4,354	45,000
Changes in operating assets and liabilities:
Inventory	(106,560)	-
Prepaid expenses and supplies	2,880	(5,199)
Accounts payable and accrued expenses	553,416	183,093
Stock based payable	-	200,000
Joint venture obligation	250,000	-
Deferred rent	870	11,554
Net cash used in operating activities	(303,880)	(186,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of long term deposit	-	(23,262)
Purchase of property and equipment	(19,111)	(89,459)
Net cash used in investing activities	(19,111)	(112,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	5,000
Proceeds from related party advances	18,946	51,566
Proceeds from notes payable	58,187	136,376
Proceeds from related party notes payable	309,262	134,750
Net cash provided by financing activities	386,395	327,692

Net increase in cash	63,404	28,191
Cash, beginning of period	38,777	10,586

Cash, end of period	$ 102,181	$ 38,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash investing and financing activities:
Common stock issued for services rendered in prior year	$ 200,000	$ -
Equipment acquired by related party on behalf of Company	$ 12,000	$ -
Note payable, related party issued to acquire prepaid supplies and expenses	$ -	$ 136,015

The accompanying notes are an integral part of these financial statements

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

Research and Development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur research and development expenses for the years ended July 31, 2015 and 2014.

Cash and Cash Equivalents

The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents.

Inventory

The Company maintains an inventory, which consists primarily of uncut lower grade raw diamonds to be used as raw materials in the production process.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of July 31, 2015 and 2014, the Company’s inventory, comprised of lower grade raw diamonds, was $106,560 and $-0-, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of July 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at July 31, 2015 and 2014.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of July 31, 2015 and 2014, shares issuable upon conversion of preferred stock were excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

NOTE 3 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended July 31, 2015, the Company incurred net losses attributable to common stockholders of $1,197,199 and used $303,880 in cash for operating activities for the year ended July 31, 2015. In addition, the Company has yet commercialized its planned business and has not generated any revenues since inception. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 4- PROPERTY AND EQUIPMENT

Property, plant and equipment at July 31, 2015 and 2014 are as follows:

	July 31, 2015	July 31, 2014
Machinery and equipment	$857,021	$854,496
Office furniture	14,070	14,070
Office equipment	10,668	9,511
Computers	4,094	2,023
Leasehold improvements	60,067	34,709
	946,020	914,809
Less: accumulated depreciation	(235,293)	(46,934)
	$710,627	$867,875

During the years ended July 2015 and 2014, depreciation expense charged to operations was $188,359 and $46,934, respectively.

NOTE 5 –JOINT VENTURE OBLIGATION

On March 12, 2015, the Company entered a Joint Venture agreement to provide working capital for the purchase of rough brown vs+ diamonds, cut and polishing services and related expenses in exchange for net 25% of the gross profit realized from the sale of the final product.  The minimum term of the agreement is for processing a minimum of 24,160 carats.  In connection with Joint Venture agreement, the Company received $250,000 in working capital through July 31, 2015 and is required to i) purchase or lease a portable diamond analyzer machine, ii) acquire rough or polished brown, vs+ diamond stones, iii) incur costs of cutting and polishing and iv) pay costs of insurance for stones while in transit.

The Joint Venture agreement provides for the investing partner to reinvest their pro rata share of the sales proceeds to acquire additional carats until at a minimum of 24,160 carats are processed and sold.

NOTE 6– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of July 31, 2015 and 2014, accounts payable and accrued liabilities for the period ending are comprised primarily of accrued professional fees and accrued compensation.

 NOTE 7– NOTES PAYABLE, RELATED PARTY

From October 25, 2013 through July 28, 2015, the Company issued an aggregate of $587,947 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From August 2014 through July 2015, the Company issued three unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $105,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current year expenses $21,698 and $4,157 as related party interest for the years ended July 31, 2015 and 2014, respectively.

NOTE 8– NOTES PAYABLE

From February 12, 2014 through July 29, 2014, the Company issued an aggregate of $136,376 unsecured notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From December 29, 2014 through June 9, 2015, the Company issued an aggregate of $58,187 unsecured promissory notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due June 1, 2016.

The Company recorded $6,378 and $1,467 as interest expense for the years ended July 31, 2015 and 2014, respectively.

NOTE 9– RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of July 31, 2015 and 2014, advances from related party were $18,946 and $51,566, respectively.  These are interest free advances.

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

As of July 31, 2015, an aggregate of $601,067 of accrued consulting fees due to officers for services.

NOTE 10- STOCKHOLDERS EQUITY

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

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of July 31, 2015 and 2014, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

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

Common stock

The Company has authorized 240,000,000 shares of common stock, with a par value of $0.0001 per share. As of July 31, 2015 and 2014, the Company had 69,575,000 and 67,575,000 and 68,815,000 and 66,815,000 shares of common stock issued and outstanding, respectively.

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

Stock based payable

In connection with a service agreement dated August 6, 2013, as amended, the Company was obligated to issue

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

NOTE 11- COMMITMENTS

Operating leases

On February 19, 2014, the Company entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $5,322 in the first year to approximately $5,990 in the fifth year. The current rent is $5,481.66 per month. The Company has posted a security deposit of approximately $23,300 for the benefit of the landlord.

On June 26, 2014, the Company entered into a one-year lease for office space in New York City, with monthly payments $1,000. As of September 30, 2015 the lease expired and was not renewed.

On March 1, 2015, the Company entered into an agreement for industrial space at a monthly rate of $3,000, cancelable upon 30 days’ notice.

Future minimum lease payments under the operating lease are as follows:

Year Ending July 31,
2016	$66,602
2017	68,600
2018	70,658
2019	41,930
$247,790

Rent expense charged to operations, which differs from rent paid due to the rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the year ended July 31, 2015 and 2014, rent expense was $108,753 and $47,548, respectively and as of July 31, 2015 and 2014 deferred rent payable was $12,424 and $11,554, respectively.

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

NOTE 12 – INCOME TAXES

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

For the year ended July 31, 2015, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $1,466,000, which expiring through the year of 2034. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the period ended July 31, 2015 and 2014 consist of the following:

	2015	2014
Federal:
Current	$-	$-
Deferred	384,000	160,000
Total	384,000	160,000
State and local:
Current	-	-
Deferred	58,000	24,300
Total	58,000	24,300

Change in valuation allowance	(442,000)	(184,300)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period ended July 31, 2015 and 2014 as follows:

	2015	2014
Statutory federal income tax rate	(35.0%)	(35.0%)
Statutory state and local income tax rate (8.25%), net of federal benefit	(5.4%)	(5.4%)
Change in valuation allowance	40.4%	40.4%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2015	2015
Deferred tax assets (liabilities):
Stock based compensation to be issued for services rendered	$-	3,300
Net operating loss carry forward	1,240,600	16,900
Less: valuation allowance	(1,240,600)	(20,200)
Net deferred tax asset	$-	-

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

NOTE 13 – SUBSEQUENT EVENTS

On November 2, 2015, the Company issued four convertible debentures in aggregate of $110,109.  The debentures accrue interest at 6% per annum with principal and interest due May 2, 2016.

At the noteholder’s option, if the Company fails to pay any principal and/or accrued interest on May 2, 2016 (or after acceleration due to default), the noteholder may choose to have all or any part of the outstanding principal and accrued interest repaid in shares of the Company’s common stock at a conversion rate of 50% of the closing bid price on the day of conversion.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of July 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of July 31, 2015, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate separation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2015 for the reasons discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Eduard Musheyev	53	Chairman of the Board, President and Secretary
Jordan Friedberg	60	Chief Financial Officer, Treasurer and Director

Eduard Musheyev

Chairman of the Board, Director, President, and Secretary

Eduard Musheyev (53) was born in Tashkent Uzbekistan.  Upon immigrating to the United States in the early 1980’s, Mr. Musheyev was employed in the design and manufacturing of jewelry.  Thereafter, he founded his first successful company in the retail jewelry sector where he built up an extensive network of wholesale and retail customers.

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

ESM Taxi, LLC, CEO/Owner - 4/8/13 - Present

Ed & Serge Gold & Diamonds Corp, CEO/Owner - 3/20/08 - Present

ESM Pawn Brokers, Inc. (dormant company), CEO -5/3/12 - Present

ESM Refiners, Inc., CEO/Owner - 4/17/09-7/25/09

GoldExCom, Inc., CEO/Owner -9/12/10- 2011

EZ Sell Gold and Diamonds Corp., CEO/Owner -9/23/09-7/31/13

ESM Refiners Arizona, Inc., CEO/Owner -3/12/10-9/12/10

EZ Sell Gold.com, CEO/Owner -6/28/08-12/28/11

Caseycorp, CEO/Shareholder -     2009 - 2013

Jordan S. Friedberg

Chief Financial Officer, Treasurer, Board of Directors Member

Jordan Friedberg (60) has over 28 years of experience in production and post-production management. He has strong financial analytical business skills in all areas of accounting, forensic accounting, budgeting, and finance. He has worked with innovative leaders in both film and video postproduction and production.  Jordan has been a CFO for many companies including, VISUALIZE / Pacific Ocean Post (12/89-3/94), Prime Time Post (3/82-4/85), Phoenix Books (6/04-4/10), Cinema Research Inc. (1/97-3/00), and Accounting Director for ABC (8/89-3/94), and CFO/Associate Producer for Filmroos (3/94-1/97).  He has been an Associate Producer of more than 480 hours of productions for television including, Discovery Channel, History Channel, ABC TV, Learning Channel, and A&E, and several independent films. Mr. Friedberg holds an MBA from Pepperdine University. In addition he has a consulting company Aremac Consultants, LLC, founded in May 2003, specializing in budgets, financial analysis, mergers and or restructure modeling primarily in the film and television production / postproduction industry Services include, Forensic Accounting, Expert Witness Testimony and Advice, as well as Financial Investigation, consulting services to insurance providers, the banking and accounting communities, leasing companies, production, postproduction, and sound companies, film laboratories, and digital facilities, in all segments of the film and television industry.

Mr. Friedberg has also served as Advisory Board Member and Board of Director for the BEL-AIR FILM FESTIVAL (08-Present) and an original Executive Producer / Board of Directors for RADD/Recording Artists, and Actors & Athletes Against Drunk Driving® (86-Present).

Family Relationships.

 There are no family relationships among the directors and executive officers of the company.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. Neither of our directors would be deemed to be an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation**	Total Compensation
Eduard Musheyev Chairman of the Board, President, Secretary	2014	-0-	-0-	-0-	-0-	-0-
	2015	$295,000*	-0-	-0-	-0-	$295,000

Jordan S. Friedberg Chief Financial Officer	2014	-0-	-0-	-0-	-0-	-0-
	2015	$40,000*	-0-	-0-	-0-	$40,000

*Salary is accruing until Company is financially able to pay

Deferred Salary.  There is a written deferred salary agreement in place at this time with Jordan Friedberg.  The deferred salary will be paid at such time as the Company is financially able. To date no differed salary has been earned.

Outstanding Equity Awards at Fiscal Year End.   There were no outstanding equity awards as of July 31, 2015.

Compensation of Non-Employee Directors.   We currently have no non-employee directors and no compensation was paid to non-employee directors in the year ended July 31, 2015.   We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

Audit, Compensation and Nominating Committees.  As noted above, we intend to apply to have our common stock quoted on the OTC Markets, which does not require companies to maintain audit, compensation or nominating committees. The company’s shares may never be quoted on the OTC Markets or listed on an exchange.

 Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of two members who are not considered independent.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 17, 2015:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our named executive officers and directors; and
•	by all of our executive officers and directors as a group.

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Summit Trading Limited Voting Control held: Charles Arnold	120 Flagler Ave New Smyrna Beach, FL 32169	5,000,000	7.27%
Southeast Research Partners, LLC Voting Control held: David Kugelman	507 N. Little Victoria Rd, Woodstock, GA 30189	5,000,000	7.27%
Prosper Capital, Inc. Voting Control held: Alex Kozlovski	2719 Coney Island Ave., Brooklyn, NY 11235	7,000,000	10.17%
Sierra Trading Group Voting Control held: Daisy Rodriguez	520 Brickell Key Dr., #1607, Miami, FL 33131	7,000,000	10.17%
Azim Gafurov	Mira St., #4, City of Hudjant, Republic of Tajkistan 73570	6,600,000	9.59%
David Mortman	37 West 47th St., Suite 1301 New York, NY 10036	4,000,000	5.81%
*Jordan Friedberg	1099 N Hillcrest Rd Beverly Hills, CA 90210	661,000	0.96%
*Eduard Musheyev	37 West 47th St., Suite 1301, New York, NY 10036	Common 29,100,000 Series A Convertible Preferred 1,000,000	42.29% 100%
*All Directors and Executive Officers as a Group (2 persons)		Common 32,521,000 Series A Convertible Preferred 1,000,000	43.25% 100%

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

(**)   Percent of class is calculated on the basis of the number of shares outstanding on December 17, 2015 (68,815,000).

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

Loans and Advances from Affiliates

Through July 31, 2014 Eduard Musheyev personally paid Company expenditures aggregating $30,749. The Company’s officers and shareholders have contributed capital to the Company for working capital purposes, paid expenses incurred on behalf the Company and contributed equipment since the Company’s inception in January 2013 in aggregate of $745,559, consisting of $688,833 in January 2013 for the Machine that was purchased and shipped to the United States; and $30,749 expenses such as legal, accounting and other ancillary expenses and contributed cash to the Company of $25,975.

The aggregate contributions are reflected as additional paid in capital in the Company’s financial statements.

In January 2013, Eduard Musheyev, our founder and a member of our board of directors contributed one Machine valued at $688,833 to the Company and in May 2013, Nikitin Vadim Vladimirovich (“Nikitin”), who was then a member of our Board of Directors, sold one additional machine to the Company in exchange for 760,000 shares of common stock.  The machine was acquired by Nikitin from an unrelated third party on May 17, 2012, for approximately 42,000,000 Russian rubles (the equivalent of $1,400,000). The Company and Nikitin entered into an agreement on May 1, 2013 whereby the Company agreed to issue 760,000 shares of its common stock valued at $1.00 per share in exchange for the machine. The number of shares issued and the assigned value of $1.00 per share was negotiated by the two parties based in part on the Company’s start-up status at the time the agreement was entered into. Mr. Vladimirovich was not an affiliate at the time of this acquisition.  Mr. Vladimirovich and the Company had also agreed once the Company obtained working capital of One Million Five Hundred Thousand Dollars and financing to obtain the first ten (10) Machines, Mr. Vladirmirovich would be issued 17,250,000 additional shares of the Company’s common stock.  Further, upon the Company acquiring another forty (40) Machines he would be issued an additional 17,250,000 shares of the Company’s common stock. This agreement has not been reduced to writing. In July of 2014, the Company removed Mr. Vladimirovich from the Company’s Board of Directors and has relinquished all rights to the second machine located in Russian, in exchange for retaining the 760,000 shares, which are in the Company’s possession.  The Company also believes it has no further obligations to Mr. Vladimirovich.  There is no written agreement to this effect.

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

During the quarter ended October 31, 2014, the Company issued a note payable totaling $3,400 to Eduard Musheyev, the Company’s Chief Executive Officer, for advances and costs incurred on the behalf of the Company.  The note is due on or before five years from the date thereof and accrue interest at the rate of 4% per annum, payable monthly. Late fee is applicable in the amount of 5% of the amount due.

During the quarter ended January 31, 2015, the Company issued varies notes payable totaling $145,616 to Eduard Musheyev, the Company’s Chief Executive Officer, for advances and costs incurred on the behalf of the Company.  The notes are due on or before five years from the date thereof and accrue interest at the rate of 4% per annum, payable monthly. Late fee is applicable in the amount of 5% of the amount due.

During the quarter ended April 30, 2015, the Company issued a note payable totaling $77,967 to Eduard Musheyev, the Company’s Chief Executive Officer, for advances and costs incurred on the behalf of the Company.  The note is due on or before five years from the date thereof and accrue interest at the rate of 4% per annum, payable monthly. Late fee is applicable in the amount of 5% of the amount due.

During the quarter ended July 31, 2015, the Company issued varies notes payable totaling $45,200 to Eduard Musheyev, the Company’s Chief Executive Officer, for advances and costs incurred on the behalf of the Company.  The notes are due on or before five years from the date thereof and accrue interest at the rate of 4% per annum, payable monthly. Late fee is applicable in the amount of 5% of the amount due.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2015 and 2014, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $10,500 and $9,500 respectively.

Audit Related Fees. We incurred fees to our independent auditors of $17,500 for audit related fees during the fiscal years ended July 31, 2015 and 2014.

Tax and Other Fees. We incurred fees to our independent auditors of $0 for tax and fees during the fiscal years ended July 31, 2015 and 2014.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

It is the Board of Directors’ policy to have all audit and audit-related fees pre-approved by the Board. All such fees were pre-approved during the fiscal years ended July 31, 2015 and 2014.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of Diamond Technology Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 filed on November 6, 2013).

3.2	Bylaws of Diamond Technology Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 filed on November 6, 2013).

10.4	Promissory Notes – Eduard Musheyev (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1/A filed on May 5, 2014).

10.5	Promissory Notes – Quick Solutions WorldWide, LP (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1/A filed on May 5, 2014).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: December 22, 2015	By:	/s/ EDUARD MUSHEYEV
Eduard Musheyev
President, Secretary and Treasurer (Principal Executive Officer)

Date: December 22, 2015	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDUARD MUSHEYEV	Chairman of the Board and President	December 22, 2015
Eduard Musheyev	(principal executive officer)

/s/ JORDAN FRIEDBERG	Chief Financial Officer and Director	December 22, 2015
Jordan Friedberg	(principal financial officer and principal accounting officer)