Form 10-Q
period 2015-10-31
Diamond Technology Enterprises Inc.
filed 2016-01-08
CIK 1590743

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of January 4, 2016, there were 68,815,000 shares of registrant’s common stock outstanding.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	October 31,	July 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash	$ 1,925	$ 102,181
Inventory	219,217	106,560
Prepaid supplies and expenses	8,408	2,319
Total current assets	229,550	211,060

Property and equipment, net	663,650	710,627

Deposits	23,262	23,262

Total assets	$ 916,462	$ 944,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, $724,097 and $629,922 related party	$ 847,915	$ 740,109
Notes payable, short term portion	59,687	58,187
Joint venture obligation (Note 3)	250,000	250,000
Advances, related party	29,174	18,946
Total current liabilities	1,186,776	1,067,242

Long term liabilities
Deferred rent, long term	12,400	12,424
Notes payable, long term portion	136,376	136,376
Notes payable-related party, long term portion	741,788	692,947
Total long term liabilities	890,564	841,747

Total liabilities	2,077,340	1,908,989

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A Convertible Preferred stock, 1,000,000 shares designated, 1,000,000 shares issued and outstanding as of October 31, 2015 and July 31, 2015	100	100
Common stock, $0.0001 par value; 240,000,000 shares authorized, 69,575,000 shares issued and 68,815,000 shares outstanding as of October 31, 2015 and July 31, 2015	6,958	6,958
Common stock subscription	400	400
Additional paid in capital	1,778,511	1,778,511
Treasury stock (760,000 shares)	(76)	(76)
Accumulated deficit	(2,946,771)	(2,749,933)
Total stockholders’ deficit	(1,160,878)	(964,040)

Total liabilities and stockholders’ deficit	$ 916,462	$ 944,949

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,
	2015	2014
REVENUE:
Sales	$ 119,500	$ -
Cost of sales	125,818	51,725

Gross loss	(6,318)	(51,725)

OPERATING EXPENSES:
Selling, general and administrative expenses	175,883	187,721
Depreciation	4,167	4,264

Total operating expenses	180,050	191,985

Loss from Operations	(186,368)	(243,710)

Other expenses:
Interest expense	(10,469)	(6,005)

Loss before income taxes	(196,838)	(249,715)

Income taxes (benefit)	-	-

Net loss	$ (196,838)	$ (249,715)

Loss per common share, basic and diluted
	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding, basic and diluted	68,815,000	68,684,565

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (196,838)	$ (249,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,977	46,989
Operating expenses incurred by related party on behalf of Company	10,228	4,354
Changes in operating assets and liabilities:
Inventory	(112,657)	-
Prepaid expenses and supplies	(6,089)	151
Accounts payable and accrued expenses	107,806	80,135
Deferred rent	(24)	303
Net cash used in operating activities	(150,597)	(117,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(14,890)
Net cash used in investing activities	-	(14,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,500	-
Proceeds from related party notes payable	48,841	103,400
Net cash provided by financing activities	50,341	103,400

Net decrease in cash	(100,256)	(29,273)
Cash, beginning of period	102,181	38,777

Cash, end of period	$ 1,925	$ 9,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for services rendered in prior year	$ -	$ 200,000
Equipment acquired by related party on behalf of Company	$ -	$ 12,000

The accompanying notes are an integral part of these unaudited condensed financial statements

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

General

The following (a) balance sheets as of October 31, 2015 (unaudited) and July 31, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of Diamond Technology Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three  months ended October 31, 2015 are not necessarily indicative of results that may be expected for the year ending July 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 22, 2015.

Basis of presentation

The Company was incorporated on January 14, 2013 under the laws of the State of Delaware. The Company is headquartered in New York and was organized for the purpose of producing higher quality diamonds via the use of proprietary high pressure high temperature (“HPHT”) processes.

Liquidity and Going Concern

As the Company is devoting substantially all of its efforts to establishing a new business, and planned principal operations has just recently commenced. There has been minimal revenue generated from sales, license fees or royalties.

The Company’s primary efforts are devoted to establishing operations and developing customer relationships. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company will require additional financing to fund future operations. The Company intends to raise additional capital to complete the development and commercialization of its current product through equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

The above factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

During the three months ended October 31, 2015, sales were comprised of higher quality diamonds processed through the Company’s HPHT manufacturing process and rough white diamond stones.

Inventory

The Company maintains an inventory, which consists primarily of uncut lower grade raw diamonds to be used as raw materials in the production process and rough white stone diamonds.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of October 31, 2015 and July 31, 2015, the Company’s inventory, comprised of lower grade raw diamonds, was $219,217 and $106,560, respectively.

Cost of sales

Cost of sales is comprised of cost of raw materials sold, factory supplies, rent, other costs and manufacturing equipment depreciation.

Concentrations

The Company's revenues earned from sales of products for the three months ended October 31, 2015 included an aggregate of 100% of the Company's total revenues from one customer. The Company purchased 100% of its cost of goods sold from one vendor during the three months ended October 31, 2015.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of October 31, 2015 and July 31, 2015, the Company has not recorded any unrecognized tax benefits.

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

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of October 31, 2015 and 2014, shares issuable upon conversion of preferred stock were excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive.

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

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2- PROPERTY AND EQUIPMENT

Property, plant and equipment at October 31, 2015 and July 31, 2015 are as follows:

	October 31, 2015	July 31, 2015
Machinery and equipment	$857,021	$857,021
Office furniture	14,070	14,070
Office equipment	10,668	10,668
Computers	4,094	4,094
Leasehold improvements	60,067	60,067
	945,920	945,920
Less: accumulated depreciation	(282,270)	(235,293)
	$663,650	$710,627

During the three months ended October 31, 2015 and 2014, depreciation expense charged to operations was $46,977 and $46,989, respectively; of which $42,810 and $42,725 was included as part of cost of sales.

NOTE 3 –JOINT VENTURE OBLIGATION

On March 12, 2015, the Company entered a Joint Venture agreement to provide working capital for the purchase of rough brown VS+ diamonds, cut and polishing services and related expenses in exchange for net 50% of the gross profit realized from the sale of the final product.  The minimum term of the agreement is for processing a minimum of 24,160 carats.  In connection with Joint Venture agreement, the Company received $250,000 in working capital through October 31, 2015 and is required to i) purchase or lease a portable diamond analyzer machine, ii) acquire rough or polished brown, VS+ diamond stones, iii) incur costs of cutting and polishing and iv) pay costs of insurance for stones while in transit.

The Joint Venture agreement provides for the investing partner to reinvest their pro rata share of the sales proceeds to acquire additional carats until at a minimum of 24,160 carats are processed and sold.

NOTE 4– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of October 31, 2015 and July 31, 2015, accounts payable and accrued liabilities for the period ending are comprised primarily of accrued professional fees and accrued compensation.

 NOTE 5– NOTES PAYABLE, RELATED PARTY

From October 25, 2013 through October 28, 2015, the Company issued an aggregate of $636,788 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From August 2014 through July 2015, the Company issued three unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $105,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current period expenses $7,175 and $4,713 as related party interest for the three months ended October 31, 2015 and 2014, respectively.

NOTE 6– NOTES PAYABLE

From February 12, 2014 through July 29, 2014, the Company issued an aggregate of $136,376 unsecured notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From December 29, 2014 through October 31, 2015, the Company issued an aggregate of $59,687 unsecured promissory notes payable.  The notes bear 4% per annum interest, payable monthly in arrears and are due June 1, 2016 through October 23, 2016.

The Company recorded $1,963 and $1,375 as interest expense for the three months ended October 31, 2015 and 2014, respectively.

NOTE 7– RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of October 31, 2015 and July 31, 2015, advances from related party were $29,174 and $18,946; respectively.  These are interest free advances.

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

As of October 31, 2015, an aggregate of $691,067 of accrued consulting fees due to officers for services.

NOTE 8 – SUBSEQUENT EVENTS

On November 2, 2015, the Company issued four convertible debentures in aggregate of $110,109. The debentures accrue interest at 6% per annum with principal and interest due May 2, 2016.

At the note holder’s option, if the Company fails to pay any principal and/or accrued interest on May 2, 2016 (or after acceleration due to default), the note holder may choose to have all or any part of the outstanding principal and accrued interest repaid in shares of the Company’s common stock at a conversion rate of 50% of the closing bid price on the day of conversion.

On December 22, 2015, the Company issued a $3,000 convertible promissory note due June 22, 2016 with interest at 4% per annum, due at maturity.

The promissory note is convertible, holder’s option, should the Company fail to pay any principal or interest when due on June 22, 2016 at a conversion rate of 50% of the closing bid price on the day of conversion.

DIAMOND TECHNOLOGY ENTERPRISES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,”“will,”“expect,”“anticipate,”“believe,”“estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

DTE is a domestic manufacturing company that processes cut and polished brown VS+ diamond stones into an array of multicolored diamonds through HPHT machines owned by the company and sold to jewelry manufacturers and the resale market.  DTE purchase rough brown VS+ diamond stones from diamond mining regions throughout the world.  DTE representatives have traveled to Brazil, Angola and Russia to create the relationships directly with mine owners to secure the raw materials necessary for its production.  DTE has also traveled to Israel, Belgium and other locations to create relationships with intermediaries and market makers to ensure that adequate sourcing is available for its requirements.

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

Our first machine has been delivered to and is installed at 250 Port Street, Newark, New Jersey, however, it went off-line for repair in July 2015. Repairs are not yet complete due to the high costs and the machine may need to be returned to Russia for repairs to be done properly. The company fortunately was able to add to its production floor an additional 3 HPHT machines which have been tested and are presently available for full production.  We currently are in negotiations to either acquire or lease these 3 machines, however they are subject to their owner demanding their return. Management believes that its facility is ideal because it offers the security it believes is required and the Company may be able to utilize up to 10,000 square feet at this location, as the need arises. This location further meets the weight bearing requirements of the machines, thus allowing for the installation of up to 10 machines that will weigh in excess of 70 tons once fully acquired and installed.

Our principal executive offices are currently located at 37 West 47th Street, Suite1301, NY, NY, 10036 and our telephone number is (212) 382-2104.

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

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Revenues and Cost of Goods Sold. Revenue for the three months ended October 31, 2015 was $119,500 as compared with $-0- for the three months ended October 31, 2014.  Revenue for the current period were comprised of the sale of white diamond rough stones.

Cost of sales for the current period was $125,818, netting a gross loss of $6,318 (5.3%) as compared to a cost of sales of $51,725 with no offsetting revenue for the three months ended October 31, 2014.  Included in cost of sales was $42,810 and $42,725 non-cash depreciation expense of our manufacturing equipment.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2015 were $175,883, a decrease of $11,838, or 6%, from $187,721 incurred in the three months ended October 31, 2014. This decrease is primarily due to reduction in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses.

Depreciation. Depreciation for the three months ended October 31, 2014 was $4,167, a decrease of $97 from $4,264 incurred in the three months ended October 31, 2014.

Interest and Other Financing Costs. Interest expense for the three months ended October 31, 2015 totaled $10,469, as compared to $6,005 during the three months ended October 31, 2014.  Interest expense is related to our notes payable issued in the latter part of last fiscal year and the current period.

Net Loss. As a result of the foregoing, the net loss for the three months ended October 31, 2015 was $196,838, compared to a net loss of $249,715 for the three months ended October 31, 2014, a decrease of $52,877, or 21%.

Liquidity and Capital Resources

As of October 31, 2015, we had a working capital deficit of $957,226, comprised primarily of cash of $1,925, inventory of $219,217 and prepaid expenses of $8,408, which was offset by $858,143 of accounts payable, short term notes payable of $59,687, joint venture obligation of $250,000 and $18,946 of advances from related parties.

For the three months ended October 31, 2015, we used $150,597 of cash in operating activities as compared to $117,783 for the same period last year. The increase is due to our administrative and other operating cost increases as compared to prior period.

For the three months ended October 31, 2015, proceeds from financing activities were from the issuance of promissory notes of $1,500, and from the issuance of promissory notes to related parties for $48,841. In the comparable 2014 period, $103,400 from the issuance of promissory notes to related parties.

Cash used in investing activities for the three months ended October 31, 2015 was $-0- as compared to $14,890 for the three months ended October 31, 2014 reflecting purchase of equipment.

At October 31, 2015, we had cash of $1,925 compared to $102,181 at July 31, 2015. Our cash is held in bank deposit accounts.

As the Company is devoting substantially all of its efforts to establishing a new business, and planned principal operations have just commenced, there has been minimal revenue generated from sales, license fees or royalties.

The Company’s primary efforts are devoted to establishing operations and developing customer relationships. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company will require additional financing to fund future operations. The Company intends to raise additional capital to complete the development and commercialization of its current product through equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

It is anticipated that the company will receive revenues from operations in the coming year, however, it is difficult to anticipate what those revenues might be, if any, and therefore, management has assumed that it may need to sell common stock, take loans or advances from officers, directors or shareholders or enter into debt financing agreements in order to meet our cash needs over the coming twelve months.

The above factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Please refer to the Company’s risk factors described in the Company’s Form S-1/A filed on May 23, 2014 with the Securities and Exchange Commission (the “SEC”).

Transactions with Related Parties

The Company’s officers and shareholders have contributed capital to the Company for working capital purposes.  As of October 31, 2015 and July 31, 2015, advances from related party was $29,174 and $18,946; respectively.

From October 25, 2013 through October 28, 2015, the Company issued an aggregate of $636,788 unsecured notes payable to Eduard Musheyev, the Company’s Chief Executive Officer for cash advances and purchases on the Company’s behalf.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

From August 2014 through July 2015, the Company issued three unsecured notes payable to Alexander Musheyev, a family member of the Company’s Chief Executive Officer for cash advances in aggregate of $105,000.  The notes bear 4% per annum interest, payable monthly in arrears and are due five years from the date of issuance.

The Company accrued and recorded as current period expenses $7,175 and $4,713 as related party interest for the three months ended October 31, 2015 and 2014, respectively.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the SEC.  The executives who serve as our President and Chief Financial Officer has participated in such evaluation.  Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Financial Officer has concluded that such controls and procedures are not effective at the “reasonable assurance” level.  The ineffectiveness of these disclosure controls is due to the matters described below in “Internal Control over Financial Reporting.”

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of October 31, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of October 31, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

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

Changes in Internal Control Over financial Reporting

During the three months ended October 31, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIAMOND TECHNOLOGY ENTERPRISES, INC.

Date: January 8, 2016	By:	/s/ EDUARD MUSHEYER
Eduard Musheyer
Chairman of the Board, President, Secretary, Treasurer and Director (Principal Executive
Officer)

Date: January 8, 2016	By:	/s/ JORDAN FRIEDBERG
Jordan Friedberg
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)